Form 10-K
period 2010-06-30
Gulf Shores Investments, Inc.
filed 2010-10-26
CIK 1469115

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number: 333-162177

                     Gulf Shores Investments, Inc.
       (Exact name of registrant as specified in its charter)

      Nevada                                           27-0155619
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

       7985 113th Street, Suite 220
              Seminole, FL                     33772
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone number, including area code:  (727) 393-7439

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of voting stock held by non-affiliates on June 30, 2010 was approximately $0.00.

Number of shares outstanding of the Registrant's Common Stock at October 26, 2010: 78,273,000 shares of Common Stock, par value $.00001 per share

No documents are incorporated into the text by reference.

                 Gulf Shores Investments, Inc.
                          Form 10-K
            For the Fiscal Year Ended June 30, 2010
                      Table of Contents

                            Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 8
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  (REMOVED AND RESERVED)                                     8

                           Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                   10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     28
ITEM 9A. CONTROLS AND PROCEDURES                                   28
ITEM 9B.  OTHER INFORMATION                                        29

                           Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       30
ITEM 11.  EXECUTIVE COMPENSATION                                   32
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   34
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   34

                            Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  35

                            PART I

ITEM 1.  BUSINESS

Overview
--------
Gulf Shores Investments, Inc. was incorporated in the State of Nevada on May 8, 2009. Our principal business is the management of real estate properties. Our operations include managing income producing commercial and residential real estate properties. We do not currently manage any properties, but we are currently seeking properties to manage. We were organized in May 2009 and are based in Seminole, Florida. Our website is located at www.gulfshoresinvestments.com

The Company will not voluntarily send an annual report to shareholders. The Company will file reports with the Securities and Exchange Commission and the public may read a copy of any materials we file with the Commission. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Our management is experienced in the real estate industry and reviews and recommends suitable projects for the Company consistent with its policies and objectives to maximize the return on properties it manages. The Company has not identified any specific properties to manage.

The Company's principal business is the management of real estate properties. The operations include managing income producing commercial and residential real estate properties. We intend to manage properties and lease them to long-term tenants. We will operate the properties as the property manager and work toward improving the properties' cash flow.

We draw on the experience of our management to provide research and economic and statistical data in connection with the Company's activities. The Company's management plans to search for opportunities to manage real estate properties and obtain for the Company such services as may be required for property management.

We will continue to seek out opportunities to manage real estate properties and intend to enhance our capabilities by adding personnel or entering joint ventures with similar firms.

Once we identify suitable real estate projects for property management, we will work with the owners of the properties to improve the cash flow of the properties with long-term tenants. Such property owners may include banks, investment funds, developers and individual owners; our management intends to utilize its contacts among these entities to facilitate such relationships. We have no property management contracts at this time nor have we entered into any discussions with any such potential owners. The funding of the cash required to consummate any property management contracts will likely consist of a private placement of debt and/or equity securities possibly through the assistance of a broker-dealer. We intend to sell only shares of Common Stock or securities that are convertible into shares of Common Stock and accordingly believe that such a placement would not result in any change in control. However, the specific amount, timing and terms of any such placement will not be known until an agreement has been executed by the Company and by any potential property owners.

David Dreslin our President is a Florida licensed real estate professional. Mr. Dreslin has been actively involved in real estate development and investing since 2006. He has experience in multi-family, commercial and residential real estate properties. Mr. Dreslin also has a number of real estate related clients in his accounting practice and he has experience in real estate valuations.

Sanjiv Matta our Secretary, a Florida licensed real estate professional. Mr. Matta has 15 years experience in real estate development, sales and marketing. Mr. Matta has been involved in over $500 million in real estate developments, and most recently he has been involved in distressed real estate workouts and auction resale.

Our Operating Strategy
----------------------
We seek opportunities to manage real estate properties where we believe we can achieve higher cash flows and capital appreciation for the owners as a result of our property management efforts. Our strategy for achieving our goals consists of the following elements:

   - Focusing our efforts in markets that the we believe have favorable conditions to support growth in occupancy and rental rates, and

   - Utilizing management's experience in property management, accounting and billing, and rehab and maintenance.

Our initial focus is on Florida and the southeastern region of the United States particularly where we perceive there to be the potential to manage undervalued and distressed properties. We believe we can enhance the value of these properties through the execution of our strategy for long-term leases with professional on-site management and quality property rehab and maintenance. However, we will not limit our services to any particular individual geographic markets or submarkets. Moreover, we will not restrict our services to certain locations in markets or submarkets, as we may find value-adding opportunities in large metropolitan areas, suburban submarkets, smaller cities or rural locations.

Our Real Estate Management Criteria
-----------------------------------
We expect to manage properties in well-located, sometimes under-performing real estate markets. We will attempt to identify those markets and submarkets with job growth opportunities and demand demographics that support potential long-term value appreciation for the owners of the properties. We seek to identify and manage properties with the following characteristics:

   - Significant potential for increases in the number of tenant leases and the potential for increased rental rates,
   - Locations in markets currently in transition or recovery with favorable long-term job growth and supply/demand demographics, which may allow for increased occupancy or rental rates,
   -  Historic mismanagement or under-management,
   - Under-valued compared with other properties within their market, and
   -  Barriers to additional or replacement projects.

Management of the Properties
----------------------------
We plan to engage our own employees and third party management companies as agents for on-site management of our properties depending on the geographic location. Generally such agreements will provide for a management fee between 2% and 5% of the gross monthly receipts of each property and are for a term of one year, but can be terminated by either party upon thirty days written notice. We currently have not entered into any discussions or contracts with any potential employees or third parties for on-site management of our properties.

Competition
-----------
We do not currently manage any properties and therefore the competition describe below is a form of competition that may occur.

The real estate property management market is highly competitive. Competing properties may be newer or have more desirable locations than our properties. If the market does not absorb foreclosed or newly constructed properties, market vacancies will increase and market rents may decline. As a result, we may have difficulty leasing units within our properties and may be forced to lower rents on leases to compete effectively, which lowers the fees we can generate.

We may compete for the management of properties with many entities, including, among others, national property management and real estate companies, as well as local property management and real estate companies and individuals. Many competitors may have substantially greater financial resources than we do. In addition, certain competitors may be willing to accept lower fees for their services. If competitors prevent us from managing properties that may be targeted for contracts our service fees and valuation may be impacted.

Current Operations
------------------
The registrant has advanced its business plans with the hire of Sanjiv Matta, a Florida licensed real estate professional. Mr. Matta has 15 years experience in real estate management, development, sales and marketing. Mr. Matta has been involved in over $500 million in real estate developments. Since 1995 to present Mr. Matta has been a

Managing Member of Dhampur Sampatyi, an India based real estate developer. The company is a builder and operator of real estate projects in India, the USA and the Caribbean. Dhampur Sampatyi has developed over $600 million in multi-family and commercial properties over 15 years. Since 2001 to present Mr. Matta has been involved in the management of developments for Tricon Development, a Florida based real estate developer. Tricon has developed over $150 million in multi-family residential development projects including Somerset Riverfront, Oceanique, The Claridges, Howard Johnson Riverfront, Ocean Park-Hutchinson Island. From 2006 - 2009 Mr. Matta served as a manager and advisor at the Navigator REO Fund and the Mortgage and Asset Xchange. These two funds manage over $500 million in real estate properties and mortgages. During this same time Mr. Matta participated in real estate seminar selling as president of Indus Planet, a firm marketing 7,000 residential lots in Florida to buyers worldwide by way of seminars and indirect selling through bulk buyers. Most recently, since 2009 Mr. Matta launched a program as principal in a television promotion driven, internet auction sale of REO properties where hundreds of homes were sold each month. Mr. Matta established the joint venture partnerships, raised the required capital and operated an organized acquisition REO platform. ROE properties are bank reposed "Real Estate Owned" properties, which are defined as properties in the possession of a lender as a result of a foreclosure or forfeiture.

The registrant's initial focus has been on identifying properties to manage in Southwest Florida - Ft. Myers/Naples. The Southwest Florida multi-family residential property market has been hard hit by the recent economic downturn. Properties in this marketplace are selling at an average of 33% below 2007 property values. Foreclosed and bank repossessed real estate owned (REO) properties are at an even greater discount to the previous market highs. We are currently in discussions with banks and developers of distressed condominium projects in this market proposing to manage the properties to improve their cash flow. These negotiations are on-going and subject to the company securing management contracts under acceptable terms.

Employees

As of October 26, 2010, our officers conduct all of our operations. We plan to employ more qualified employees in the near future. We have not yet entered into employment agreements with our officers.


ITEM 1A.  RISK FACTORS

Not applicable for a small reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our principal executive office is located at 7985 113th Street, Suite 220, Seminole, FL 33772, and our telephone number is (727) 393-7439. Office space is provided by our Chief Executive Officer at no charge.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.


ITEM 4.  REMOVED AND RESERVED

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information. Our common stock is quoted on the OTCBB; our stock symbol is "GFVT". There has been no trading of our common stock and there is no assurance that a public market will develop.

b) At October 26, 2010, there were approximately 43 holders of record of the registrant's common stock.

c) Holders of the registrant's common stock are entitled to receive dividends. The payment and amount of future dividends is at the
discretion of our board of directors.   No dividends have ever been
paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.
During the year ended June 30, 2010, the registrant issued common stock as follows:

In July 2009, we issued an aggregate of 75,000 shares of our common stock to Anslow & Jaclin, LLP, as compensation for legal services rendered. These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

For the quarter ended September 30, 2009, we completed a Regulation D Rule 506 offering in which we sold 198,000 shares of common stock to 41 investors, of which 15 were accredited and 26 were non-accredited, at a price per share of $0.0033 for an aggregate offering price of $20,660.

    Item 5(b)  Use of Proceeds.  Not applicable.
    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2010, we had $1,449 cash on hand.

Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. We estimate the Company needs an additional $49,000 to implement its business plans over the next twelve months. We anticipate we will need a minimum of $39,000 to cover marketing and operational expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

Future financing for real estate management operations may not be available to us on acceptable terms. To raise equity will require the sale of stock and the debt financing will require intuitional or private lenders. We do not have any institutional or private lending sources identified. If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Investing Activities
--------------------
For the year ended June 30, 2010 and from inception on May 8, 2009 through June 30, 2009, we did not pursue any investing activities.

Financing Activities. For the year ended June 30, 2010, we received proceeds from notes payable - related parties of $7,500 and we sold common stock for cash of $20,860. As a result, we had net cash provided by financing activities of $28,360

For the period from inception on May 8, 2009 through June 30, 2009, we sold common stock for cash of $40,000 resulting in net cash provided by financing activities of $40,000.

Limited Operating History
-------------------------
We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business through increased investment in marketing activities. We cannot guarantee that the expansion efforts described in this Registration Statement will be successful. The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Future financing may not be available to us on acceptable terms. If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

In January 2010, the board of directors approved a three for one forward split. The board of directors hopes the decision to restructure the Company's capital structure will potentially lead to greater liquidity of the Company's common stock in the future. In addition, the Board of Directors hopes the forward split will attract potential investors.

Results of Operations
---------------------
For the year ended June 30, 2010, we had no revenue. Expenses for the year totaled $60,065 resulting in a net loss of $60,065. Operating expenses consisted of consulting fees-related party of $18,900, professional fees of $33,750 and general and administrative of $7,415.

For the period from May 8, 2009 (inception) to June 30, 2009, we had no revenue. Expenses for the period totaled $38,846 resulting in a net loss of $38,846. Expenses for the period consisted of consulting fees - related party of $24,000, professional fees of $13,500 and general and administrative expenses of $1,346.

Plan of Operation
-----------------
We have commenced limited operations and we will require outside capital to implement our business model.

   1. All business functions will be coordinated and managed by our founder, including marketing, finance and operations. We intend to contract with outside professionals to facilitate services for the on-site management of properties and real estate rehab and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property. We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time. The Company has no outside contracts, but we intend to contract with these professionals under normal industry terms, which may include lease fees in the 2% - 5% range depending on the nature of the services.

   2. We will focus on evaluating our performance based on the following criteria during the next twelve months of operations as the Company emerges from the development stage:

       a. Number of new real estate projects

   i. The Company will initially look for distressed and under-managed projects in Southwest Florida. The Southwest Florida multi-family residential property market has been hard hit by the recent economic downturn. Properties in this marketplace are selling at an average of 33% below 2007 property values. Foreclosed and bank repossessed real estate owned (REO) properties are at an even greater discount to the previous market highs. We are currently in discussions with banks and developers of distressed condominium projects in this market proposing to manage the properties to improve their cash flow. These negotiations are on-going and subject to the Company securing management contracts under acceptable terms.

  ii. Over the next twelve months, the Company intends to identify at least ten suitable properties for management.

 iii. The Company incurs nominal travel expenses associated with the search for properties since the Southwest Florida region is nearby its home office.

We have not entered into any contracts or agreements to manage any properties. There can be no assurance that we will be able to identify suitable properties for management or be able to negotiate property management contracts on favorable terms with the property owners.

       b. Expense management

   i. The Company has a limited operating budget and has maintained tight expense controls.

  ii. Over the next twelve months, the Company anticipates its minimum need for additional funding is $49,000 to implement its business plans over the next twelve months. We anticipate operating expenses to be $24,000 prior to generating revenues. These expenses are estimated at $2,000 per month primarily travel related cost associated with the search for properties to manage in Southwest Florida. The Company has targeted to identify 10 suitable properties for management over the next twelve months. The Company will also incur $15,000 in marketing expenses associated with the development of promotional materials and attendance at trade shows. The Company will incur additional operating expenses once the Company generates revenues, which are tied to commissions paid to leasing agents and operating expenses associated with the upkeep of the properties. The Company plans to hire on a commission-only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated. There can be no assurance that we will be able to align ourselves with professionals for services on a commission-only basis

       c. Achieving positive cash flow

   i. After the Company's properties are under management, we will launch a marketing campaign to attempt generate revenues. There can be no assurance that we will be able to implement our business development plans and that we will be successful in negotiating new contracts to manage properties or attract tenants to utilize the properties.

  ii. Over the next twelve months the Company anticipates its minimum cash needs to be $49,000 prior to generating revenues.

       d. Creating strategic alliance relationships

   i. The Company intends to contract with outside professionals to facilitate services for the on-site management of properties and real estate rehab and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property. We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time.

  ii. Over the next twelve months, the Company intends to hire additional employees on a commission only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated. In January, the Company hired Sanjiv Matta, a Florida licensed real estate professional to assist the president in furthering the business plan by identifying new properties for management in Southwest Florida. Mr. Matta is a commission-only employee.

 iii. The Company has no contracts with outside vendors, but we intend to contract with these professionals under normal industry terms, which may include leasing fees in the 2% - 5% range depending on the nature of the services.

Our growth is driven by the number of new real estate projects that we evaluate and contract for management. There is no assurance we will be able to secure such management contracts for properties or be able to lease-out such properties on a profitable basis. Certain competitors may be willing to accept lower fees based on their overhead structure. As a result, we may have difficulty attracting new properties to manage and tenants to utilize the properties. There can also be no assurance that we will be able to align ourselves with professionals for services on a commission only basis.

   3. Our plan of operation includes launching a targeted marketing campaign focusing on property management trade show participation, media promotions and public relations during the third quarter of 2010. The marketing is estimated to cost $15,000, in addition to our estimated minimum travel and operating expenses of $2,000 per month. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. The majority shareholder, David Dreslin, owns 77% of the Company and is the Company's president and primary employee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

We intend to support our marketing efforts through the development of high-quality marketing materials and an attractive and informative website, www.GulfShoresInvestments.com. There can be no assurance we will be successful in implementing our marketing campaign or that we will be able to provide our services at lower costs than other property managers. There can also be no assurance that we will be able to align ourselves with professionals for services on a commission-only basis. The development of an on-going marketing campaign will require the commitment of substantial resources. If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

   4. Over the next 12 month after the initiation of our marketing campaign, we believe that we will have identified suitable properties to manage and lease-out to begin to generate revenues from our targeted marketing approach. This refers to the minimum amount of time that we estimate will be required to generate revenues based on meetings with banks and developers in the Southwest Florida property market. Once a property is identified we will need to negotiate a management contract with the property owner. Only after a property is identified and contracted can we begin managing the property for a fee from the property owners to generate revenues, typically between 5% - 10% of gross monthly rents. We have not entered into any contracts or agreements to manage any properties. There can be no assurance that we will be able to identify suitable properties for management or be able to negotiate property management contracts on favorable terms with the property owners.

Our future will depend on our ability to identify suitable properties to manage and our ability to bring our services to the market place, which requires careful planning of providing a service that meets our customer's standards without incurring unnecessary cost and expense. Our operational results can be affected by our ability to introduce our services or to adjust pricing to try to gain a competitive advantage. There can be no assurance we will be able to implement our property management services.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash, we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not e able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in the discussions with a company regarding the possibility of a reverse triangular merger involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the merger.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Gulf Shores Investments, Inc.
                  Index to the Financial Statements

              As of June 30, 2010 and 2009, for the year
                Ended June 30, 2010 and from inception
                       Through June 30, 2010

Report of Independent Registered Public Accounting Firm          16
Financial Statements of Gulf Shores Investments, Inc.:

  Balance Sheets                                                 17
  Statements of Operations                                       18
  Statements of Stockholders' Equity (Deficit)                   19
  Statements of Cash Flows                                       21
  Notes to Financial Statements                                  22

                  [Letterhead of Seale and Beers, CPAs]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gulf Shores Investments, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Gulf Shores Investments, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and from inception on May 8, 2009 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulf Shores Investments, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009, and from inception on May 8, 2009 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $60,065, an accumulated deficit of $98,911, working capital deficit of 37,801 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
October 26, 2010

                         Gulf Shores Investments, Inc.
                          (A Development Stage Company)
                                 Balance Sheet

                                    ASSETS
                                   -------

                                                  June 30,   June 30,
                                                    2010       2009
                                                ----------  ----------
CURRENT ASSETS
  Cash                                          $    1,449  $    4,729
                                                ----------  ----------
    Total Current Assets                             1,449       4,729
                                                ----------  ----------
    TOTAL ASSETS                                $    1,449  $    4,729
                                                ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses             31,750       3,575
  Note Payable - Related Parties                     7,500           -
                                                ----------  ----------
    Total Current Liabilities                       39,250       3,575
                                                ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.00001 par value,
    20,000,000 shares authorized, 0 shares
    issued and outstanding.
  Common stock, $0.00001 par value, 250,000,000
    shares authorized, 78,273,000 and
    72,000,000 shares issued and outstanding
    at June 30, 2010 and 2009, respectively            783         720
  Stock Subscription Receivable                          -        (200)
  Additional paid-in capital                        60,327      39,480
  Deficit accumulated during the development stage (98,911)    (38,846)
                                                ----------  ----------

  Total Stockholders' Equity (Deficit)             (37,801)      1,154
                                                ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                              $    1,449  $    4,729
                                                ==========  ==========


                The accompanying notes are an integral
                  part of these financial statements.

                 GULF SHORES INVESTMENTS, INC.
                 (A Development Stage Company)
                   Statements of Operations
             From Inception through June 30, 2010

                                                     From Inception    From Inception
                                                       on May 8,          on May 8,
                                        Year Ended   2009 Through       2009 Through
                                         June 30,        June 30,         June 30,
                                          2010           2009              2009
                                        ----------   -----------       --------------
REVENUES                               $        -     $        -         $        -

OPERATING EXPENSES
  Consulting Fees - Related Party          18,900         24,000             42,900
  Professional Fees                        33,750         13,500             47,250
  General and
   administrative                           7,415          1,346              8,761
                                       ----------     ----------         ----------
    Total Operating Expenses               60,065         38,846             98,911
                                       ----------     ----------         ----------

INCOME (LOSS) FROM
 OPERATIONS                               (60,065)       (38,846)           (98,911)
                                       ----------     ----------         ----------
INCOME (LOSS) BEFORE
 INCOME TAXES                             (60,065)       (38,846)           (98,911)
  Income tax expense                            -              -                  -
                                       ----------     ----------         ----------
NET INCOME (LOSS)                      $  (60,065)    $  (38,846)        $  (98,911)
                                       ==========     ==========         ==========

BASIC INCOME (LOSS) PER
 COMMON SHARE                          $   (0.001)    $   (0.001
                                       ==========     ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 OUTSTANDING                          75,713,490      64,075,473
                                      ==========      ==========

               The accompanying notes are an integral
                 part of these financial statements

                       GULF SHORES INVESTMENTS, INC.
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
              From May 8, 2009 (Inception) through June 30, 2010

                                                                                     Deficit
                                                                                   Accumulated    Total
                            Preferred Stock  Common Stock      Stock    Additional  During the Stockholders'
                         ---------------     ------------   Subscription  Paid-In   Development   Equity
                         Shares   Amount   Shares    Amount  Receivable   Capital     Stage      (Deficit)
                         ------   ------   ------    ------  ----------  --------  ------------ ---------
Balance, May 8, 2009      -     $  -            -    $    -   $      -    $      -   $      -   $      -

Issuance of common
 stock on May 8, 2009
 for cash at a price of
 $.0000033 per share       -        -   60,000,000       600          -        (400)         -        200

Stock Subscriptions
 Receivable                -        -            -         -       (200)          -          -       (200)

Issuance of common
 stock on May 19, 2009
 for cash at a price
 of $.00333 per share     -         -   12,000,000       120          -      39,880          -     40,000

Net Loss for the
 period from inception
 to June 30, 2009          -        -            -         -          -           -    (38,846)   (38,846)
                       -----     ----   ----------     -----    -------    --------   --------   --------
Balance, June 30,
  2009                     -     $  -   72,000,000     $ 720    $  (200)   $ 39,480   $(38,846)  $  1,154
                       =====     ====   ==========     =====    =======    ========   ========   ========
Issuance of common
 stock on July 1,
 2009 in exchange for
 legal services
 provided at a price of
 $0.00333 per share        -        -       75,000         1          -         249          -        250

Issuance of common
 stock during the
 quarter ending
 September 2009
 for cash at an
 average price of
 $0.00333 per share        -        -      198,000         2          -         658          -        660

Collection of stock
 subscription
 receivable on
 September 23, 2009       -        -             -         -        200           -          -        200

Issuance of common
 stock on December 1,
 2009 for cash at a
 price of $0.00333
 per share               -         -     6,000,000        60          -      19,940          -     20,000




Net loss for the
 period from July 1,
 2009 to June 30, 2010     -        -            -         -          -           -    (60,065)   (60,065)
                       -----     ----   ----------     -----    -------    --------   --------   --------
Balance, June 30,
  2010                     -     $  -   78,273,000     $ 783    $     -    $ 60,327   $(98,911)  $(37,801)
                       =====     ====   ==========     =====    =======    ========   ========   ========

                The accompanying notes are an integral
                 part of these financial statements

                 GULF SHORES INVESTMENTS, INC.
                 (A Development Stage Company)
                    Statement of Cash Flows

                                                         From Inception  From Inception
                                                            on May 8       on May 8
                                           Year Ended     2009 Through    2009 Through
                                            June 30,        June 30,        June 30,
                                              2010            2009            2010
                                           ----------      ----------    --------------
OPERATING ACTIVITIES

  Net loss                                 $  (60,065)     $  (38,846)    $  (98,911)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Common stock issued for legal services        250               -            250
   (Decrease) increase in accounts payable
     accrued expenses                          28,175           3,575         31,750
                                           ----------      ----------     ----------
      Net Cash Used in Operating
       Activities                             (31,640)        (35,271)       (66,911)
                                           ----------      ----------     ----------
INVESTING ACTIVITIES
      Net Cash Used in Investing
       Activities                                   -               -              -
                                           ----------      ----------     ----------
FINANCING ACTIVITIES
  Proceeds from Notes Payable -
   Related Parties                              7,500               -          7,500
  Common stock issued for cash                 20,860          40,000         60,860
                                           ----------      ----------     ----------

      Net Cash Provided by Financing
       Activities                              28,360          40,000         68,360
                                           ----------      ----------     ----------
  NET INCREASE (DECREASE) IN CASH              (3,280)          4,729          1,449
  CASH AT BEGINNING OF PERIOD                   4,729               -              -
                                           ----------      ----------     ----------
  CASH AT END OF PERIOD                    $    1,449      $    4,729     $    1,449
                                           ==========      ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                 $        -      $        -     $        -
  Income Taxes                             $        -      $        -     $        -

               The accompanying notes are an integral
                 part of these financial statements.

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The financial statements presented are those of Gulf Shores Investments, Inc. The Company was originally incorporated under the laws of the state of Nevada on May 8, 2009. The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company. Gulf Shores Investments, Inc. seeks real estate management opportunities where it believes it can achieve higher cash flows as a result of its efforts. The Company's initial focus is on Florida and the southeastern region of the United States particularly where it perceives there to be the potential to manage undervalued and distressed properties. The Company believes it can enhance the value of these properties through the execution of its strategy. The Company expects to manage real estate properties in well-located, sometimes under-performing real estate markets. The Company attempts to identify those markets and submarkets with job growth opportunities and demand demographics that support potential long-term value appreciation for the properties it manages.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition
Revenues and related expenses from rendering property management services are recognized when services are completed and billed. In some situations, we may receive advance payments from our customers. The Company will defer revenue associated with these advance payments until it has completed the contracted services.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2010.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at June 30, 2010 the Company had no cash equivalents.

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010.
                                                         From Inception
                                       For the Year      On May 8, 2009
                                      Ended June 30,    Through June 30,
                                          2010                2009

                                      --------------    ---------------

Net (Loss)                               $   (60,065)     $   (38,846)
Weighted Average Shares                   75,713,490       64,075,473
                                         -----------      -----------
Net (Loss) Per Share                     $   (0.001)      $    (0.001)
                                         ===========      ===========

Income Taxes
The Company provides for income taxes under ASC 740 "Accounting for
Income Taxes".   ASC 740 requires the use of an asset and liability
approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                        From Inception
                                         For the Year   on May 8, 2009
                                             Ended     Through June 30,
                                         June 30, 2010       2009
                                         ------------- ---------------
Income tax expense at statutory rate         $ (23,425)  $ (15,150)
Net deferred tax asset                          23,425      15,150
                                             ---------   ---------
Income tax expense per books                 $       -   $       -
                                             =========   =========

Net deferred tax assets consist of the following components as of:

                                                   From inception
                               For the year        on May 8, 2009
                               Ended July 30,         through
                                   2010            June 30, 2010
                               -------------       -------------
NOL carryover                     $  23,425            $  15,150
Valuation allowance                 (23,425)             (15,150)
                                  ---------            ---------
Income tax expense                $       -            $       -
                                  =========            =========

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property
The Company does not own or rent any property. Office space is provided by the Company's president at no charge.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a June 30 fiscal year end.

Stock-based compensation
In July 2009, the Company issued 75,000 shares of stock as part of our fee agreement for legal services associated with the Company's S-1 filing. The shares were valued at $0.00333 per share.

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 6).

The Company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R "Share Based Payments"), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.


NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2010, the Company recognized no sales revenue and incurred a net loss of $60,065, and had an accumulated deficit of $98,911 from inception on May 8, 2009 through June 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

   - On May 8, 2009, we entered into an agreement for the sale of 60,000,000 shares of common stock at a price of $0.00000333 per share. The Company realized $200 from this subscription.
   - On May 19, 2009, we entered into an agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 3 - STOCKHOLDERS' EQUITY (Continued)

   - On July 1, 2009, the Company issued 75,000 shares of stock as part of our fee agreement for legal services associated with the Company's S-1 filing. The shares were valued at $0.00333 per share.

   - During the quarter ending September 2009, the Company entered into an agreement for the sale of 198,000 shares at a price of $0.00333 per share to 39 different investors. The Company realized $660 from these subscriptions.
   - On December 1, 2009, the Company entered into an agreement for the sale of 6,000,000 at a price of $0.00333 per share. The Company realized $20,000 from this subscription.

The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 6).

The stockholders' equity section of the Company contains the following classes of Capital stock as of June 30 2010, respectively:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized
78,273,000 shares issued and outstanding.


NOTE 4 - STOCK SUBSCRIPTION RECEIVABLE

In May 2009, the Company issued to its founder 60,000,000 million shares of its common stock for a price of $.0000033. Payment for the stock was received on September 23, 2009.

The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 5).

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's founder and majority shareholder and other related parties provide various consulting services to the Company for which they are compensated. For the year ending June 30, 2010, consultant fees paid were $18,900.

NOTE 6 - STOCK SPLIT

The company's board of directors authorized a three-for-one stock split effective on January 5, 2010. Each shareholder of record on January 5, 2010 received two additional shares of common stock for each share held on that date. All share and related information presented in these

                     GULF SHORES INVESTMENTS, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  From Inception Through June 30, 2010

NOTE 6 - STOCK SPLIT (Continued)

financial statements and accompanying footnotes have been adjusted to retroactively reflect the increased number of shares resulting from this action.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated all activity since June 30, 2010 through the date the financial statements are issued, and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our chief executive officer and chief financial officer who are responsible for all financial and accounting matters during this reporting period have concluded that the disclosure controls and procedures were effective as of June 30, 2010. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of June 30, 2010, and concluded that it was effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth the name and age of officers and director as of October 26, 2010. Our Executive officer is elected annually by our Board of Director. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name            Age    Position
David Dreslin    50    President, Chief Financial Officer,
                        Treasurer and Director
Sanjiv Matta     41    Vice-President, Secretary

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

David Dreslin has worked as a CPA with 24 years of experience dealing with business enterprises both as a consultant and employee. For the past five years Mr. Dreslin has held the position as President of Dreslin Financial Services, Inc. Mr. Dreslin's experience includes 3 years with Deloitte Haskins & Sells, "an International Big-Six Accounting Firm", as a member of their Emerging Business Services department and as a Senior Tax Accountant. In 1990, Mr. Dreslin formed his own Certified Public Accounting firm to provide consulting services to business owners, as well as, acting as their "on-call" financial officer. In 1994 he formed Dreslin Financial Services, Inc. a financial services firm to provide full service accounting and management services to individuals and businesses. Mr. Dreslin has been involved in numerous real estate projects as both principal and advisor and he is a Florida licensed real estate professional. Mr. Dreslin has been actively involved in real estate development and investing since
2006. He has experience in multi-family, commercial and residential real estate properties. Mr. Dreslin also has a number of real estate related clients in his accounting practice and he has experience in real estate valuations. He holds a BBA in Accounting from the University of South Florida. Mr. Dreslin is not a member of a separately designated committee of the Board of Directors and is not an independent director.

Sanjiv Matta has been the founder and operator of multi-national businesses, mostly centered around mass distribution, real estate development, sales, marketing and corporate finance. Mr. Matta is a Florida licensed real estate professional and an experienced real estate principal and advisor on developments worldwide, including distressed real estate workout and acquisitions with an REO hedge fund. He is responsible for over $500M in real estate development. Since 1995 to present Mr. Matta has been a Managing Member of Dhampur Sampatyi, an India based real estate developer. The company is a builder and operator of real estate projects in India, the USA and the Caribbean. Dhampur Sampatyi has developed over $600 million in multi-family and commercial properties over 15 years. Since 2001 to present Mr. Matta has been involved in the management of developments for Tricon Development, a Florida based real estate developer. Tricon has developed over $150 million in multi-family residential development projects including Somerset Riverfront, Oceanique, The Claridges, Howard Johnson Riverfront, Ocean Park-Hutchinson Island. From 2006 - 2009 Mr. Matta served as a manager and advisor at the Navigator REO Fund and the Mortgage and Asset Xchange. These two funds manage over $500 million in real estate properties and mortgages. During this same time Mr. Matta participated in real estate seminar selling as president of Indus Planet, a firm marketing 7,000 residential lots in Florida to buyers worldwide by way of seminars and indirect selling through bulk buyers. Most recently, since 2009 Mr. Matta launched a program as principal in a television promotion driven, internet auction sale of REO properties where hundreds of homes were sold each month. Mr. Matta established the joint venture partnerships, raised the required capital and operated an organized acquisition REO platform. (ROE properties are bank repossessed "Real Estate Owned" properties, which are defined as properties in the possession of a lender as a result of foreclosure or forfeiture.)

Board Committee

The Company does not currently have a designated audit, nominating or compensation committee. The Company currently has no plans to form these separately designated Board committees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period from inception (May 8, 2009) through June 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period from inception through June 30, 2010.

                    SUMMARY COMPENSATION TABLE

                                                                               Non-
                                                               Non-Equity   Qualified
                                                               Incentive     Deferred
                                             Stock   Option       Plan    Compensation   All Other
                              Salary  Bonus  Awards  Awards   Compensation  Earnings   Compensation  Totals
                        Year   ($)     ($)    ($)      ($)         ($)         ($)          ($)        ($)
                        ----  ------  -----  ------  ------   ------------ ----------- ------------  ------
David Dreslin
President, Chief
Executive Officer,
Chief Financial Officer,
Treasurer               2010    -       - 	   -      -            - 	     -          25,900     25,900

Sanjiv Matta, Vice
 President and
 Secretary**            2010    -       -       -      -            -           -               -          -

Michael Toups
Former officer          2010    -       -       -      -            -           -          17,000     17,000

*Sanjiv Matta was appointed Secretary and Vice-President on January 15, 2010 and has received no compensation.
(1) Dreslin Financial Services was paid $25,900 in accounting and consulting fees related to the Company's audit and registration statement filing. David Dreslin is the sole shareholder of Dreslin Financial Services. These are services that Dreslin Financial Services provides to other clients at similar rates. Mr. Dreslin was not paid any salary, bonus or other compensation in his role as president, chief executive officer, chief financial officer and treasurer. Mr. Dreslin does not intend to be paid a salary or bonuses until such time as the Company becomes profitable.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through June 30, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised from inception through June 30, 2010 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors
Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements
Currently, we do not have an employment agreement in place with our officers.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 26, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                              Number of
                                                Shares
                                             Beneficially  Percent of
                                                Owned        Class(1)
                                             ------------  ----------
David Dreslin(2)
7985 113th Street
Suite 211
Seminole, Florida 33772                       60,003,000     76.7%

Entrust of Tampa Bay FBO Edward Mass(3)
13191 Starkey Rd.
Suite 9
Largo, FL 33773                               12,000,000     15.3%

Entrust of Tampa Bay FBO Van Nguyen
13191 Starkey Rd
Suite 9
Largo, FL 33773                                6,003,000      7.7%

Visionary Concepts LLC(4)
105 W. Sweetwater Creek Dr.
Longwood, FL 32779                                 3,000      0.0%

Donna Dreslin(2)
77985 113th Street
Suite 220
Seminole, FL 33772                            60,003,000     76.7%
                                              ----------     ----
All Executive Officers and
  directors as a group                        78,009,000     99.7%

(1) Based on 78,273,000 shares of common stock outstanding as of October 26, 2010. Includes persons owning more than 5% of the outstanding shares of common stock.
(2) Donna Dreslin owns 3,000 common shares individually; however, David Dreslin and Donna Dreslin each have beneficial ownership of 60,003,000.
(3) Entrust of Tampa Bay FBO Edward G. Mass, Jr. and Edward G. Mass, Jr. each have beneficial ownership of 6,003,000 shares.
(4) Sanjiv Matta is the principal of Visionary Concepts LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE

We were incorporated in the State of Nevada in May 2009 and 60,000,000 shares of common stock were issued to David Dreslin for consideration of $200.

Dave Dreslin may be deemed a promoter as defined in Rule 405 under the Securities Act of 1933.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
----------
We incurred fees of $9,500 and $3,500 for fiscal year 2010 and 2009, respectively from Seale and Beers, CPAs. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Tax Fees
--------
We did not incur any tax fees for tax compliance or other tax services from Seale and Beers, CPAs in fiscal years 2010 and 2009.

All Other Fees
--------------
We did not incur any other fees from Seale and Beers, CPAs during fiscal 2010 and 2009.

We intend to continue using Seale and Beers, CPAs solely for audit and audit-related services, tax consultation and tax compliance services.

                               Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2010 and June 30, 2009
Statements of Operations for the year ended June 30, 2010 and from Inception on May 8, 2009 to June 30, 2009
Statements of Stockholders' Equity for the year ended June 30, 2010 and from inception on May 8, 2009 to June 30, 2009
Statements of Cash Flows for the year ended June 30, 2010 and from inception on May 8, 2009 to June 30, 2009
Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications
(32) 906 certifications

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2010

Gulf Shores Investments, Inc.

/s/David Dreslin
------------------------------------
By: David Dreslin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/David Dreslin          Principal Executive Officer   October 26, 2010
------------------------  Principal Financial Officer
David Dreslin             Principal Accounting Officer
                            and Director