Form 10-Q
period 2010-09-30
Gulf Shores Investments, Inc.
filed 2010-11-15
CIK 1469115

g                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                 FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 15, 2010: Common Stock - 78,273,000

                    Gulf Shores Investments, Inc.
                              Form 10-Q
             For the quarterly period ended September 30, 2010

INDEX
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        18
Item 4.  Controls and Procedures                              18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    20
Item 1A. Risk Factors                                         20
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        20
Item 3.  Defaults upon Senior Securities                      20
Item 4.  (Removed and Reserve)                                20
Item 5.  Other Information                                    20
Item 6.  Exhibits                                             20

SIGNATURES

                                 PART I
Item I - FINANCIAL STATEMENTS

                    GULF SHORES INVESTMENTS, INC.
                    (A Development Stage Company)
                      Condensed Balance Sheets
                             (Unaudited)

                                ASSETS
                                ------
                                         September 30,    June 30,
                                            2010            2010
                                         ------------   ------------

CURRENT ASSETS
  Cash                                   $        129   $      1,449
                                         ------------   ------------
    Total Current Assets                          129          1,449
                                         ------------   ------------
    TOTAL ASSETS                         $        129   $      1,449
                                         ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses        35,319         31,750
  Note Payable - Related Parties                6,500          7,500
                                         ------------   ------------
    Total Current Liabilities                  41,819         39,250
                                         ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value,
  20,000,000 shares authorized, 0
  shares issued and outstanding
Common stock, $0.00001 par value,
  250,000,000 shares authorized,
  78,273,000 and 78,273,000 shares
  issued and outstanding at
  September 30, 2010 and June 30,
  2010, respectively.                             783            783
Additional paid-in capital                     60,327         60,327
Deficit accumulated during the
  development stage                          (102,800)       (98,911)
                                         ------------   ------------
    Total Stockholder' Equity (Deficit)       (41,690)       (37,801)
                                         ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                       $        129   $      1,449
                                         ============   ============

                  The accompanying notes are an integral
                    part of these financial statements.

                   GULF SHORES INVESTMENTS, INC.
                   (A Development Stage Company)
                 Condensed Statement of Operations
                            (Unaudited)

                                                       From Inception
                         Three Months   Three Months      on May 8,
                            Ended           Ended       2009 Through
                         September 30,  September 30,   September 30,
                            2010            2009            2010
                         ------------   ------------    ------------
REVENUES                 $          -   $          -    $          -

OPERATING EXPENSES

  Consulting Fees -
   Related Party                                              42,900
  Professional Fees             1,500                         48,750
  General and administrative    2,389          1,545          11,150
                         ------------   ------------    ------------
    Total Operating
     Expenses                   3,889          1,545         102,800
                         ------------   ------------    ------------
INCOME (LOSS) FROM
  OPERATIONS                   (3,889)        (1,545)       (102,800)
                         ------------   ------------    ------------
INCOME (LOSS) BEFORE
 INCOME TAXES                  (3,889)        (1,545)       (102,800)
  Income tax expense                -              -               -
                         ------------   ------------    ------------
NET INCOME (LOSS)        $     (3,889)  $     (1,545)   $   (102,800)
                         ============   ============    ============
BASIC INCOME (LOSS) PER
  COMMON SHARE           $     (0.000)  $     (0.000)
                         ============   ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING              78,273,000     72,163,681
                         ============   ============









              The accompanying notes are an integral
                part of these financial statements

                   GULF SHORES INVESTMENTS, INC.
                   (A Development Stage Company)
                 Condensed Statements of Cash Flows
                            Unaudited

                                                                     From Inception
                                      Three Months   Three Months      on May 8,
                                          Ended          Ended        2009 Through
                                      September 30,  September 30,   September 30,
                                          2010            2009            2010
                                      ------------   ------------    ------------
OPERATING ACTIVITIES

  Net loss                           $     (3,889)  $     (1,545)   $   (102,800)
  Adjustments to reconcile
   net loss to net cash
   used by operating activities:
     Common stock issued for
      legal services                            -            250             250
    (Decrease) Increase in
      accounts payable
      accrued expenses                      3,569         (2,841)         35,319
                                     ------------   ------------    ------------
Net Cash Used in
  Operating Activities                       (320)        (4,136)        (67,231)
                                     ------------   ------------    ------------

INVESTING ACTIVITIES

Net Cash Used in Investing
  Activities                                    -              -               -
                                     ------------   ------------    ------------

FINANCING ACTIVITIES
Proceeds from Notes
  Payable - Related Parties                    -               -           7,500
Payments on Notes
  Payable - Related Parties               (1,000)              -          (1,000)
Common stock issued for cash                   -             200          60,860
                                    ------------    ------------    ------------
Net Cash Provided by
  Financing Activities                    (1,000)            200          67,360
                                    ------------    ------------    ------------

NET INCREASE (DECREASE)
  IN CASH                                 (1,320)        (3,936)            129

CASH AT BEGINNING OF
  PERIOD                                   1,449          4,729               -
                                    ------------   ------------    ------------
CASH AT END OF PERIOD               $        129   $        793    $        129
                                    ============   ============    ============




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest                            $          -                   $          -
Income Taxes                        $          -                   $          -

                  The accompanying notes are an integral
                   part of these financial statements.

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2010.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at September 30, 2010 the Company had no cash equivalents.

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

                           For the Three Months  For the Three Months
                            Ended September 30,   Ended September 30,
                                  2010                    2009
                            ----------------        ----------------
Net (Loss) Per Share -
  Basic
Net (Loss)                  $         (3,889)       $         (1,545)
Weighted Average Shares -
  Basic                           78,273,000              72,163,681
                            ----------------        ----------------
Net (Loss) Per Share -
  Basic                     $         (0.000)       $         (0.000)
                            ================        ================

Net (Loss) Per Share -
  Diluted
Net (Loss)                  $         (3,889)       $         (1,545)
Weighted Average Shares -
  Diluted                         78,273,000              72,163,681
                            ----------------        ----------------
Net (Loss) Per Share -
  Diluted                   $         (0.000)       $         (0.000)
                            ================        ================

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

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

                                                     From Inception
                                     For the Three   On May 8, 2009
                                     Months Ended        Through
                                     September 30,    September 30,
                                         2010              2010
                                     ------------     ------------
Income tax expense at statutory rate $     (1,517)    $    (40,092)
Net deferred tax asset                      1,517           40,092
                                     ------------     ------------
Income tax expense per books         $          -     $          -
                                     ============     ============

Net deferred tax assets consist of the following components as of:

                                                      From Inception
                                     For the Three    On May 8, 2009
                                     Months Ended        Through
                                     September 30,    September 30,
                                         2010              2010
                                     ------------     ------------
NOL carryover                        $      1,517     $     40,092
Valuation allowance                        (1,517)         (40,092)
                                     ------------     ------------
Net deferred tax asset               $          -     $          -
                                     ============     ============

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

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


2.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the 3 month period ending September 30, 2010, the Company recognized no sales revenue and incurred a net loss of $3,889, and had an accumulated deficit of $102,800 from inception on May 8, 2009 through September 30, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

3.  STOCKHOLDERS' EQUITY

COMMON STOCK

  On May 8, 2009, we entered into an agreement for the sale of 60,000,000 shares of common stock at a price of $0.00000333 per share. The Company realized $200 from this subscription.

   - On May 19, 2009, we entered into an agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per share. The Company realized $40,000 from this subscription.

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

The stockholders' equity section of the Company contains the following classes of Capital stock as of September 30 2010, respectively:

   - Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

   - Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.


4.  STOCK SUBSCRIPTION RECEIVABLE

In May 2009, the Company issued to its founder 60,000,000 million shares of its common stock for a price of $.0000033. Payment for the stock was received on September 23, 2009.

The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 5).

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
      Notes to Unaudited Condensed Interim Financial Statements
             From Inception Through September 30, 2010

5.  RELATED PARTY TRANSACTIONS

The Company's founder and majority shareholder and other related parties provide various consulting services to the Company for which they are compensated. For the quarter ending September 30, 2010 consultant fees paid were $-0-.


6.  STOCK SPLIT

The company's board of directors authorized a three-for-one stock split effective on January 5, 2010. Each shareholder of record on January 5, 2010 received two additional shares of common stock for each share held on that date. All share and related information presented in these financial statements and accompanying footnotes have been adjusted to retroactively reflect the increased number of shares resulting from this action.

7.  SUBSEQUENT EVENTS

Management has evaluated all activity since September 30, 2010 through the date the financial statements are issued, and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial
Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Liquidity and Capital Resources
-------------------------------
As of September 30, 2010, we had $129 cash on hand.

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

Investing Activities
--------------------
For the three months ended September 30, 2010 and 2009, we did not pursue any investing activities.

Financing Activities
--------------------
For the three months ended September 30, 2010, we made payments on notes payable - related parties of $1,000. As a result, we had net cash used by financing activities of $1,000.

For the three months ended September 30, 2009, we received proceeds from the sale of common stock of $200. As a result, we had net cash provided by financing activities of $200.

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

Results of Operations
---------------------
For the three months ended September 30, 2010, we had no revenue. Expenses for the three months ended September 30, 2010 totaled $3,889 resulting in a net loss of $3,889. Operating expenses consisted of general and administrative expenses of $2,389 and professional fees were $1,500.

For the three months ended September 30, 2009, we had no revenue.
Expenses for the three months ended September 30, 2009 totaled $1,545 resulting in a net loss of $1,545. Operating expenses consisted of general and administrative expenses of $1,545.

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

   2. We will focus on evaluating our performance based on the following criteria during the next twelve months of operations as the Company emerges from the development stage:

       a. Number of new real estate projects

   i. The Company will initially look for distressed and under-managed projects in Southwest Florida. The Southwest Florida multi-family residential property market has been hard hit by the recent economic downturn. Properties in this marketplace are selling at an average of 33% below 2007 property values. Foreclosed and bank repossessed real estate owned properties are at an even greater discount to the previous market highs. We are currently in discussions with banks and developers of distressed condominium projects in this market proposing to manage the properties to improve their cash flow. These negotiations are on-going and subject to the Company securing management contracts under acceptable terms.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The registrant is subject to certain market risks, including changes in interest rates and currency exchange rates. The registrant does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this quarterly report.

a) Evaluation of Disclosure Controls. David Dreslin, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

The registrant does not have an audit committee. Our management team consists of only two individuals who lack public company experience. Our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Based on his evaluation, Mr. Dreslin concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010

GULF SHORES INVESTMENTS, INC.

By: /s/David Dreslin
---------------------------
David Dreslin, Principal Executive Officer
               Principal Financial Officer