Form 10-Q
period 2010-12-31
Gulf Shores Investments, Inc.
filed 2011-02-14
CIK 1469115

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                 FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended December 31, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, February 9, 2011: Common Stock - 78,273,000

                    Gulf Shores Investments, Inc.
                              Form 10-Q
             For the quarterly period ended December 31, 2010

INDEX
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements			                     3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        18
Item 4.  Controls and Procedures                              18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    20
Item 1A. Risk Factors                                         20
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        20
Item 3.  Defaults upon Senior Securities                      20
Item 4.  (Removed and Reserved)                               20
Item 5.  Other Information                                    20
Item 6.  Exhibits                                             20

SIGNATURES

                                 PART I
Item I - FINANCIAL STATEMENTS

                      GULF SHORES INVESTMENTS, INC.
                      (A Development Stage Company)
                        Condensed Balance Sheets
                              (Unaudited)

ASSETS
                                          December 31,      June 30,
                                              2010           2010
                                          -----------       -------
CURRENT ASSETS
 Cash                                      $      -        $  1,449
                                           --------        --------
  Total Current Assets                            -           1,449
                                           --------        --------
  TOTAL ASSETS                             $      -        $  1,449
                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts Payable and Accrued Expenses       29,500          31,750
 Bank Overdraft                               2,675               -
 Note Payable - Related Parties              16,500           7,500
                                           --------        --------
  Total Current Liabilities                  48,675          39,250
                                           --------        --------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.00001 par value,
  20,000,000 shares authorized, 0
  shares issued and outstanding
 Common stock, $0.00001 par value,
  250,000,000 shares authorized,
  78,273,000 and 78,273,000 shares
  issued and outstanding at December
  31, 2010 and June 30, 2010,
   respectively.                               783             783
 Additional paid-in capital                 60,327          60,327
 Deficit accumulated during the
  development stage                       (109,785)        (98,911)
                                          --------        --------
  Total Stockholders' Equity (Deficit)     (48,675)        (37,801)
                                          --------        --------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                       $      -        $  1,449
                                          ========        ========

               The accompanying notes are an integral
                part of these financial statements.

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
               Condensed Statements of Operations
                          (Unaudited)

                                                                              From
                                                                                     Inception
                                 Three Months  Three Months  Six Months  Six Months  on May 8,
                                    Ended          Ended        Ended      Ended    2009 Through
                                   Dec. 31,       Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                    2010           2009         2010       2009        2010
                                -----------    -----------   ----------  ---------- -----------
REVENUES                           $      -      $      -      $      -    $      -  $       -

OPERATING EXPENSES

 Consulting Fees-Related Party            -        11,900             -      11,900     25,900
 Consulting Fees                          -         7,000             -       7,000     17,000
 Professional Fees                    3,710         2,000         5,210       2,000     52,460
 General and administrative           3,275         1,572         5,664       3,117     14,425
                                   --------      --------      --------    --------  ---------
   Total Operating Expenses           6,985        22,472        10,874      24,017    109,785
                                   --------      --------      --------    --------  ---------
INCOME (LOSS) FROM OPERATIONS        (6,985)      (22,472)      (10,874)    (24,017)  (109,785)
                                   --------      --------      --------    --------  ---------
INCOME (LOSS) BEFORE INCOME TAXES    (6,985)      (22,472)      (10,874)    (24,017)  (109,785)
 Income tax expense                       -             -             -           -          -
                                   --------      --------      --------    --------  ---------
NET INCOME (LOSS)                  $ (6,985)     $(22,472)     $(10,874)   $(24,017) $(109,785)
                                   ========      ========      ========    ========  =========
BASIC INCOME (LOSS) PER COMMON
 SHARE                             $  (0.00)     $  (0.00)     $  (0.00)   $  (0.00)
                                   ========      ========      ========    ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING     78,273,000    74,294,739    78,273,000  73,621,109
                                 ==========    ==========    ==========  ==========

                 The accompanying notes are an integral
                   part of these financial statements

                  GULF SHORES INVESTMENTS, INC.
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                          (Unaudited)

                                                                        From Inception
                                           Six Months   Six Months         on May 8,
                                             Ended         Ended         2009 Through
                                          December 31,   December 31,     December 31,
                                             2010           2009             2010
                                          -----------    -----------    --------------
OPERATING ACTIVITIES

 Net loss                                   $ (10,874)    $ (24,017)      $(109,785)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Common stock issued for legal
  services                                                      250             250
  (Decrease) increase in accounts
    payable accrued expenses                   (2,250)       (1,575)         29,500
  (Decrease) increase in bank overdraft         2,675             -           2,675
                                            ---------     ---------       ---------
   Net Cash Used in Operating Activities      (10,449)      (25,342)        (77,360)
                                            ---------     ---------       ---------
INVESTING ACTIVITIES
   Net Cash Used in
      Investing Activities                          -             -               -
                                            ---------     ---------       ---------
FINANCING ACTIVITIES
  Proceeds from Notes Payable-Related
   Parties                                     10,000             -          17,500
  Payments on Notes Payable - Related
   Parties                                     (1,000)            -          (1,000)
  Common stock issued for cash                               20,860          60,860
                                            ---------     ---------       ---------
   Net Cash Provided by
      Financing Activities                      9,000        20,860          77,360
                                            ---------     ---------       ---------
  NET INCREASE (DECREASE) IN CASH              (1,449)       (4,482)              -

  CASH AT BEGINNING OF PERIOD                   1,449         4,729               -
                                            ---------     ---------       ---------
  CASH AT END OF PERIOD                     $       -     $     247       $       -
                                            =========     =========       =========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

 CASH PAID FOR:
  Interest                                  $       -     $       -       $       -
  Income Taxes                              $       -     $       -       $       -

            The accompanying notes are an integral
              part of these financial statements.

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements
           From Inception Through December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
The financial statements presented are those of Gulf Shores Investments, Inc. The Company was originally incorporated under the laws of the state of Nevada on May 8, 2009. The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company. Gulf Shores Investments, Inc. seeks real estate management opportunities where it believes it can achieve higher cash flows as a result of its efforts. The Company's initial focus is on Florida and the southeastern region of the United States particularly where it perceives there to be the potential to manage undervalued and distressed properties. The Company believes it can enhance the value of these properties through the execution of its strategy. The Company expects to manage real estate properties in well-located, sometimes under-performing real estate markets. The Company attempts to identify those markets and submarkets with job growth opportunities and demand demographics that support potential long-term value appreciation for the properties it manages.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Gulf Shores Investments, Inc. 2010 Form 10-K filed on October 26, 2010 with the U.S. Securities and Exchange Commission.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends
---------
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition
-------------------
Revenues and related expenses from rendering property management services are recognized when services are completed and billed. In some situations, we may receive advance payments from our customers. The Company will defer revenue associated with these advance payments until it has completed the contracted services.

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements
           From Inception Through December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
-----------------
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2010.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As at December 31, 2010 the Company had no cash equivalents.

Basic (Loss) per Common Share
-----------------------------
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

                              For the Six Months   For the Six Months
                              Ended December 31,   Ended December 31,
                                     2010                 2009
                              ------------------   ------------------
Net (Loss) Per Share-Basic
Net (Loss)                       $   (10,874)        $   (24,017)
Weighted Average Shares-Basic     78,273,000          73,621,109
                                 -----------         -----------
Net (Loss) Per share-Basic       $     (0.00)        $     (0.00)
                                 ===========         ===========

Net (Loss) Per Share-Diluted
Net (Loss)                       $   (10,874)        $   (24,017)
Weighted Average Shares-Diluted   78,273,000          73,621,109
                                 -----------         -----------
Net (Loss) Per share-Diluted     $     (0.00)        $     (0.00)
                                 ===========         ===========

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements
           From Inception Through December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company provides for income taxes under ASC 740 "Accounting for
Income Taxes".   ASC 740 requires the use of an asset and liability
approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

                                                   From Inception
                                    For the Six    On May 8, 2009
                                    Months Ended       Through
                                    December 31,     December 31
                                       2010               2010
                                    ------------   --------------
Income tax expense at statutory rate  $  (4,241)       $ (42,817)
Net deferred tax asset                    4,241)          42,817
                                      ---------        ---------)
Income tax expense per books          $       -)      $        -)
                                      =========       ==========

Net deferred tax assets consist of the following components as of:

                                                   From Inception
                                    For the Six    On May 8, 2009
                                    Months Ended       Through
                                    December 31,     December 31
                                       2010               2010
                                    ------------   --------------
NOL carryover                          $  4,241)       $  42,817)
Valuation allowance                      (4,241)         (42,817)
                                       --------        ---------
Net deferred tax asset                 $      -        $       -
                                       ========        =========

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements
           From Inception Through December 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property
--------
The Company does not own or rent any property. Office space is provided by the Company's president at no charge.

Accounting Basis
----------------
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a June 30 fiscal year end.

Stock-based compensation
------------------------
In July 2009, the Company issued 75,000 shares of stock as part of our fee agreement for legal services associated with the Company's S-1 filing. The shares were valued at $0.00333 per share.

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

Recent Accounting Pronouncements
--------------------------------
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statements.

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements
           From Inception Through December 31, 2010

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the 6 month period ending December 31, 2010, the Company recognized no sales revenue and incurred a net loss of $10,874, and had an accumulated deficit of $109,785 from inception on May 8, 2009 through December 31, 2010. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


3.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of December 31, 2010, respectively:

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

                    GULF SHORES INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE COMPANY)
    Notes to the Unaudited Condensed Interim Financial Statements

           From Inception Through December 31, 2010The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 5).


The above issuance of stock reflects the effect of the Company's 3 for 1 forward stock split effective on January 5, 2010 (see Note 6).


4.  STOCK SUBSCRIPTION RECEIVABLE

In May 2009, the Company issued to its founder 60,000,000 million shares of its common stock for a price of $.0000033. Payment for the stock was received on September 23, 2009.


5.  RELATED PARTY TRANSACTIONS

Consulting Services - Related Party
The Company's founder and majority shareholder and other related parties provide various consulting services to the Company for which they are compensated. For the six months ending December 31, 2010 consultant fees paid were $-0-.

Note Payable - Related Party
Periodically, the Company's founder and majority shareholder provides loans for administrative and operating expenses. The loans have no definitive payment terms and bear no interest. The Company will pay the balance off when it has the available funds.


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


7.   SUBSEQUENT EVENTS

Management has evaluated all activity since December 31, 2010 through the date the financial statements are issued, and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial
Statements.

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

Liquidity and Capital Resources
-------------------------------
As of December 31, 2010, we had no cash on hand. At December 31, 2010, we had a bank overdraft of $2,675, compared to a cash balance of $1,449 at year end, June 30, 2010.

Based upon the above, we do not have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. We estimate the Company needs an additional $49,000 to implement its business plans over the next twelve months. We anticipate we will need a minimum of $39,000 to cover marketing and operational expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

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

Investing Activities
--------------------
For the six months ended December 31, 2010 and 2009, we did not pursue any investing activities.

Financing Activities
--------------------
For the six months ended December 31, 2010, we received proceeds from notes payable - related party of $10,000 and we made payments on notes payable - related parties of $1,000. As a result, we had net cash provided by financing activities of $9,000.

For the six months ended December 31, 2009, we received proceeds from the sale of common stock of $20,860. As a result, we had net cash provided by financing activities of $20,860.

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

Results of Operations
---------------------
For the three months ended December 31, 2010, we had no revenue. Expenses for the three months ended December 31, 2010 totaled $6,985 resulting in a net loss of $(6,985). Operating expenses consisted of professional fees of $3,710 and general and administrative expenses of $3,275.

For the three months ended December 31, 2009, we had no revenue. Expenses for the three months ended December 31, 2009 totaled $22,472 resulting in a net loss of $(22,472). Operating expenses consisted of consulting fees - related party of $11,900, consulting fees of $7,000, professional fees of $2,000 and general and administrative expenses of $1,572.

For the six months ended December 31, 2010, we had no revenue.
Expenses for the six months ended December 31, 2010 totaled $10,874 resulting in a net loss of $10,874. Operating expenses consisted of professional fees of $5,664 and general and administrative expenses of $5,210.

For the six months ended December 31, 2009, we had no revenue. Expenses for the six months ended December 31, 2009 totaled $24,017 resulting in a net loss of $24,017. Operating expenses consisted of consulting fees - related party of $11,900, consulting fees of $7,000, professional fees of $2,000 and general and administrative expenses of $3,117.

Plan of Operation
-----------------
We have commenced limited operations, but we will require outside capital to implement our business model. Without outside capital there can be no assurance we be able to pursue our plan of operation.

   1. All business functions will be coordinated and managed by our founder, including marketing, finance and operations. We intend to contract with outside professionals to facilitate services for the on-site management of properties and real estate rehab and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property. We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time. The Company has no outside contracts, but we intend to contract with these professionals under normal industry terms, which may include lease fees in the 2% - 5% range depending on the nature of the services. There can be no assurance we will be able to pursue our plan of operations without outside capital.

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

  ii. Over the next twelve months, the Company anticipates its minimum need for additional funding is $49,000 to implement its business plans over the next twelve months. We anticipate operating expenses to be $24,000 prior to generating revenues. These expenses are estimated at $2,000 per month primarily travel related cost associated with the search for properties to manage in Southwest Florida. The Company has targeted to identify 10 suitable properties for management over the next twelve months. The Company will also incur $15,000 in marketing expenses associated with the development of promotional materials and attendance at trade shows. The Company will incur additional operating expenses once the Company generates revenues, which are tied to commissions paid to leasing agents and operating expenses associated with the upkeep of the properties. The Company plans to hire on a commission-only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated. There can be no assurance that we will be able to align ourselves with professionals for services on a commission-only basis or that the Company can secure outside financing to pursue its plan of operation.

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

  ii. Over the next twelve months, the Company intends to hire additional employees on a commission only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated. In January, the Company hired Sanjiv Matta, a Florida licensed real estate professional to assist the president in furthering the business plan by identifying new properties for management in Southwest Florida. Mr. Matta is a commission-only employee and no commissions have been paid to him to date.

  iii. The Company has no contracts with outside vendors, but we intend to contract with these professionals under normal industry terms, which may include leasing fees in the 2% - 5% range depending on the nature of the services.

Our growth will be driven by the number of new real estate projects that we evaluate and contract for management. There is no assurance we will be able to secure such management contracts for properties or be able to lease-out such properties on a profitable basis. Certain competitors may be willing to accept lower fees based on their overhead structure. As a result, we may have difficulty attracting new properties to manage and tenants to utilize the properties. There can also be no assurance that we will be able to align ourselves with professionals for services on a commission only basis.

   3. Our plan of operation includes launching a targeted marketing campaign focusing on property management trade show participation, media promotions and public relations once the Company can secure outside financing. The marketing is estimated to cost $15,000, in addition to our estimated minimum travel and operating expenses of $2,000 per month. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. The majority shareholder, David Dreslin, owns 77% of the Company and is the Company's president and primary employee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings.
Without this additional cash, we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in the discussions with a company regarding the possibility of a reverse triangular merger involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the merger.

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

a) Evaluation of Disclosure Controls. David Dreslin, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended December 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

The registrant does not have an audit committee. Our management team consists of only two individuals who lack public company experience. Our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Based on his evaluation, Mr. Dreslin concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Dated: February 14, 2011

GULF SHORES INVESTMENTS, INC.

By: /s/David Dreslin
---------------------------
David Dreslin, Principal Executive Officer
               Principal Financial Officer