Form 10-Q
period 2011-03-31
Gulf Shores Investments, Inc.
filed 2011-04-29
CIK 1469115

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                 FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, April 29, 2011: Common Stock - 78,273,000

                    Gulf Shores Investments, Inc.
                              Form 10-Q
             For the quarterly period ended March 31, 2011

INDEX
                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements			                     3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4.  Controls and Procedures                              17

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4.  (Removed and Reserved)                               19
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             19

SIGNATURES

                                 PART I
Item I - FINANCIAL STATEMENTS

                 GULF SHORES INVESTMENTS, INC.
                 (A Development Stage Company)
                    Condensed Balance Sheets
                         (Unaudited)

            ASSETS
            ------
                                               March 31,     June 30,
                                                 2011          2010
                                               --------      -------
                                             (Unaudited)    (Audited)
CURRENT ASSETS
  Cash                                         $    804      $ 1,449
                                               --------      -------
Total Current Assets                                804        1,449
                                               --------      -------
TOTAL ASSETS                                   $    804      $ 1,449
                                               ========      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses           1,500       31,750
Note Payable - Related Parties                                 7,500
                                               --------      -------
Total Current Liabilities                         1,500       39,250
                                               --------      -------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value,
  20,000,000 shares authorized, 0 shares
  issued and outstanding
Common stock, $0.00001 par value,
  250,000,000 shares authorized, 78,273,000
  and 78,273,000 shares issued and
  outstanding at March 31, 2011 and
  June 30, 2010, respectively                       783          783
Additional paid-in capital                      111,952       60,327
Deficit accumulated during the
  development stage                            (113,431)     (98,911)
                                               --------      -------
Total Stockholders' Equity (Deficit)               (696)     (37,801)
                                               --------      -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                             $    804      $ 1,449
                                               ========      =======


                 The accompanying notes are an integral
                  part of these financial statements.


                   GULF SHORES INVESTMENTS, INC.
                   (A Development Stage Company)
                Condensed Statements of Operations
                           (Unaudited)

<TABLE
                                                                        From
                                                                      Inception
                            Three      Three      Nine       Nine      on May 8,
                            Months     Months     Months     Months      2009
                            Ended      Ended      Ended      Ended     Through
                           March 31,  March 31,  March 31,  March 31,  March 31,
                             2011       2010       2011       2010       2011
                         ---------- ---------- ---------- ---------- ----------
REVENUES                 $        - $        - $        - $        - $        -

OPERATING EXPENSES
Consulting Fees -
  Related Party                                               18,900     42,900
Professional Fees             1,500      2,000      6,710      4,250     53,960
General and administrative    2,146      1,257      7,810      4,125     16,571
                         ---------- ---------- ---------- ---------- ----------
Total Operating Expenses      3,646      3,257     14,520     27,275    113,431
                         ---------- ---------- ---------- ---------- ----------
INCOME (LOSS)
  FROM OPERATIONS            (3,646)    (3,257)   (14,520)   (27,275)  (113,431)
                         ---------- ---------- ---------- ---------- ----------
INCOME (LOSS) BEFORE
  INCOME TAXES               (3,646)    (3,257)   (14,520)   (27,275)  (113,431)
Income tax expense                -          -          -          -          -
                         ---------- ---------- ---------- ---------- ----------
NET INCOME (LOSS)        $   (3,646)$   (3,257)$  (14,520)$   27,275)$ (113,431)
                         ========== ========== ========== ========== ==========
BASIC INCOME (LOSS) PER
  COMMON SHARE           $    (0.00)$    (0.00)$    (0.00)$    (0.00)
                         ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING            78,273,000 74,294,739 78,273,000 73,621,109
                         ========== ========== ========== ==========

                    The accompanying notes are an integral
                      part of these financial statements.

                   GULF SHORES INVESTMENTS, INC.
                   (A Development Stage Company)
        Condensed Statements of Stockholders' Equity (Deficit)
         From May 8, 2009 (Inception) through March 31, 2011
                            (Unaudited)

                                                                                      Deficit
                                                                                     Accumulated    Total
                              Preferred Stock     Common Stock     Stock   Additional During the Stockholders
                              --------------- ------------------ Subscription Paid-In Development   Equity
                              Shares  Amount    Shares   Amount  Receivable  Capital    Stage     (Deficit)
                              ------  ------- ---------- -------  -------   --------  ---------    --------
Balance, May 8, 2009               -      $ -          -    $  -            $      -  $       -    $      -

Issuance of common
  stock on May 8,
  2009 for cash at a
  price of $0.0000033
  per share                                   60,000,000     600                (400)                   200

Stock Subscription Receivable                                        (200)                             (200)

Issuance of common stock on
  May 19, 2009 for cash at a
  price of $0.00333 per share                 12,000,000     120              39,880                 40,000

Net loss for the period from
  inception to June 30, 2009                                                            (38,846)    (38,846)
                               ------     --- ----------    ----    -----   --------  ---------    --------
Balance, June 30, 2009              -     $ - 72,000,000    $720    $(200)  $ 39,480  $ (38,846)   $  1,154
                               ======     === ==========    ====    =====   ========  =========    ========

Issuance of common stock on
  July 1, 2009 in exchange for
  legal services provided at a
  price of $0.00333 per share                     75,000       1                 249                    250

Issuance of common stock during
  the quarter ended September
  2009 for cash at an average
  price of $0.00333 per share                    198,000       2                 658                    660

Collection of stock
  subscription receivable
  on September 23, 2009                                               200                               200

Issuance of common stock on
  December 1, 2009 for cash
  at a price of $0.00333
  per share                                    6,000,000      60              19,940                 20,000

Net loss for the period
  from July 1, 2009 to June 30, 2009                                                    (60,065)    (60,065)
                               ------     --- ----------    ----     ----   --------  ---------    --------
                                    -     $ - 78,273,000    $783     $  -   $ 60,327  $ (98,911)   $(37,801)
                               ======     === ==========    ====     ====   ========  =========    ========

Loan forgiveness - Related
  Parties on March 31, 2011                                                   51,625                 51,625

Net Loss for the period from
  July 1, 2010 to March 31, 2011                                                        (14,520)    (14,520)
                               ------     --- ----------    ----     ----   --------  ---------    --------
Balance, March 31, 2011             -    $ - 78,273,000     $783     $  -   $111,952  $(113,431)   $   (696)
                               ======    === ==========     ====     ====   ========  =========    ========

              The accompanying notes are an integral
                part of these financial statements.

                   GULF SHORES INVESTMENTS, INC.
                   (A Development Stage Company)
                Condensed Statements of Cash Flows
                            (Unaudited)

                                                         From Inception
                                Nine Months  Nine Months   on May 8,
                                  Ended        Ended     2009 Through
                                 March 31,    March 31,    March 31,
                                   2011         2010         2011
                                   --------   --------     ---------
OPERATING ACTIVITIES
Net loss                           $(14,520)  $(27,275)    $(113,431)
Adjustments to reconcile net
  loss to net cash used by
  operating activities:
Common stock issued for
  legal services                          -        250           250
Expenses paid by related party
  on the Company's behalf            19,125                   19,125
(Decrease) increase in accounts
  payable accrued expenses          (30,250)      (542)        1,500
(Decrease) increase in
  bank overdraft                          -          -             -
                                   --------   --------     ---------
Net cash used in
  Operating Activities              (25,645)   (27,567)      (92,556)
                                   --------   --------     ---------

INVESTING ACTIVITIES
Net Cash Used in Investing
  Activities                              -          -             -
                                   --------   --------     ---------

FINANCING ACTIVITIES
Proceeds from Notes Payable -
  Related Parties                    26,000      2,000        33,500
Payments on Notes Payable -
  Related Parties                    (1,000)         -        (1,000)
Common stock issued for cash                    20,860        60,860
                                   --------   --------     ---------
Net cash provided by
  Financing Activities               25,000     22,860        93,360
                                   --------   --------     ---------

NET INCREASE (DECREASE) IN CASH        (645)    (4,707)          804

CASH AT BEGINNING OF PERIOD           1,449      4,729             -
                                   --------   --------     ---------
CASH AT END OF PERIOD              $    804   $     22     $     804
                                   ========   ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest                           $      -   $      -     $       -
Income Taxes                       $      -   $      -     $       -

NON-CASH ACTIVITIES:
Common Stock Issued for Services          -        250           250
                                   --------   --------     ---------


           The accompanying notes are an integral
             part of these financial statements.

                    GULF SHORES INVESTMENTS, INC.
                    (A Development Stage Company)
     Notes to the Unaudited Condensed Interim Financial Statements
                 From Inception Through March 31, 2011

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

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

                    GULF SHORES INVESTMENTS, INC.
                    (A Development Stage Company)
     Notes to the Unaudited Condensed Interim Financial Statements
                 From Inception Through March 31, 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine month period ending March 31, 2011, the Company recognized no sales revenue and incurred a net loss of $14,520, and had an accumulated deficit of $113,431 from inception on May 8, 2009 through March 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of March 31, 2011, respectively:

 - Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.
 - Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

                    GULF SHORES INVESTMENTS, INC.
                    (A Development Stage Company)
    Notes to the Unaudited Condensed Interim Financial Statements
                From Inception Through March 31, 2011

3.  STOCKHOLDERS' EQUITY (Continued)

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

ADDITIONAL PAID IN CAPITAL

For the quarter ending March 31, 2011, the Company's founder and majority shareholder agreed to forgive the Company's debt payable to them. The amount as of March 31, 2011 was $51,625 and was fully forgiven on that date resulting in an increase to the Company's paid in capital of $51,625.

4.  RELATED PARTY TRANSACTIONS

Consulting Services - Related Party
-----------------------------------
The Company's founder and majority shareholder and other related parties provide various consulting services to the Company for which they are compensated. For the nine months ending March 31, 2011 and 2010, consultant fees paid were $-0- and $18,900 respectively.

Note Payable - Related Party
----------------------------
Periodically, the Company's founder and majority shareholder provides loans for administrative and operating expenses. The amounts owed by the Company as at March 31, 2011 and June 30, 2010 were $51,625 and $7,500 respectively. Since inception $33,500 has been loaned to the

                    GULF SHORES INVESTMENTS, INC.
                    (A Development Stage Company)
     Notes to the Unaudited Condensed Interim Financial Statements
                From Inception Through March 31, 2011

4.   RELATED PARTY TRANSACTIONS (Continued)

Company and $19,125 of expenses has been paid on the Company's behalf. For the nine months ending March 31, 2011, a $1,000 payment has been made towards the balance owed.

On March 31, 2011, the loans owed by the Company were forgiven by the Company's founder and majority shareholder resulting in an increase to the Company's paid in capital (see Note 3).

5.  STOCK SPLIT

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

6.  SUBSEQUENT EVENTS

Management has evaluated all activity since March 31, 2011 through the date the financial statements are issued, and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Liquidity and Capital Resources
-------------------------------
As of March 31, 2011, we had cash of $804 on hand, compared to a cash balance of $1,449 at year end, June 30, 2010.

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

Investing Activities
--------------------
For the nine months ended March 31, 2011 and 2010, we did not pursue any investing activities.

Financing Activities
--------------------
For the nine months ended March 31, 2011, we received proceeds from notes payable - related party of $26,000 and we made payments on notes payable - related parties of $1,000. As a result, we had net cash provided by financing activities of $25,000 for the nine months ended March 31, 2011.

For the nine months ended March 31, 2010, we received proceeds from notes payable - related party of $2,000 and received proceeds from the sale of common stock of $20,860. As a result, we had net cash provided by financing activities of $22,860 for the nine months ended March 31, 2010.

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

Results of Operations
---------------------
For the three months ended March 31, 2011, we had no revenue. Expenses for the three months ended March 31, 2011 totaled $3,646 resulting in a net loss of $(3,646). Operating expenses consisted of professional fees of $1,500 and general and administrative expenses of $2,146.

For the three months ended March 31, 2010, we had no revenue. Expenses for the three months ended March 31, 2010 totaled $3,257 resulting in a net loss of $(3,257). Operating expenses consisted of professional fees of $2,000 and general and administrative expenses of $1,257.

For the nine months ended March 31, 2011, we had no revenue. Expenses for the nine months ended March 31, 2011 totaled $14,520 resulting in a net loss of $(14,520). Operating expenses consisted of professional fees of $6,710 and general and administrative expenses of $7,810.

For the nine months ended March 31, 2011, we had no revenue. Expenses for the nine months ended March 31, 2011 totaled $27,275 resulting in a net loss of $(27,275). Operating expenses consisted of consulting fees
- related party of $18,900, professional fees of $4,250 and general and administrative expenses of $4,125.

Plan of Operation
-----------------
We have commenced limited operations, but we will require outside capital to implement our business model. Without outside capital there can be no assurance we be able to pursue our plan of operation.

   1. All business functions will be coordinated and managed by our founder, including marketing, finance and operations. We intend to contract with outside professionals to facilitate services for the on-site management of properties and real estate rehabilitation and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property. We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time. The Company has no outside contracts, but we intend to contract with these professionals under normal industry terms, which may include lease fees in the 2% - 5% range depending on the nature of the services. There can be no assurance we will be able to pursue our plan of operations without outside capital.

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

       d. Creating strategic alliance relationships

   i. The Company intends to contract with outside professionals to facilitate services for the on-site management of properties and real estate rehabilitation and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property. We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time.

  ii. Over the next twelve months, the Company intends to hire additional employees on a commission only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated. In January 2010, the Company hired Sanjiv Matta, a Florida licensed real estate professional to assist the president in furthering the business plan by identifying new properties for management in Southwest Florida. Mr. Matta is a commission-only employee and no commissions have been paid to him to date.

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

a) Evaluation of Disclosure Controls. David Dreslin, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our quarter ended March 31, 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

The registrant does not have an audit committee. Our management team consists of only two individuals who lack public company experience. Our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Based on his evaluation, Mr. Dreslin concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

Dated: April 29, 2011

GULF SHORES INVESTMENTS, INC.

By: /s/David Dreslin
---------------------------
David Dreslin, Principal Executive Officer
               Principal Financial Officer