Form 10-K
period 2011-06-30
Gulf Shores Investments, Inc.
filed 2011-11-14
CIK 1469115

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-54334

Gulf Shores Investments, Inc.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0155619 (I.R.S. Employer Identification No.)

1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

Issuer’s telephone number (586) 530-5605

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❑ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❑ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ❑ No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ❑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ❑

As of November 9, 2011, 78,273,000 shares of the registrant’s Common Stock were outstanding. The registrant’s common stock is quoted on the Over-the-Counter Bulletin Board. However, the registrant is not aware of any trading in its common stock. As of December 31, 2010, the last business day of the registrant’s most recent completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) may be $0.00.

Gulf Shores Investments, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2011

PART I

ITEM 1. BUSINESS

Overview

Gulf Shores Investments, Inc. (the “Company, “we” or “our”) was incorporated in the State of Nevada on in the State of Nevada on May 8, 2009. We currently conduct our business under the trade name “UAN Power.”

The Company will not voluntarily send an annual report to shareholders. The Company files reports with the United States Securities and Exchange Commission (the “SEC” or the “Commission”) and the public may read a copy of any materials we file with the Commission. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

The Company was originally organized to seek opportunities to manage income producing commercial and residential real estate properties. The Company's initial focus was on Florida and the southeastern region of the United States, particularly where it perceived there to be the potential to manage undervalued and distressed properties.

We currently believe that our prior focus on the real estate industry was too limiting. With the change in control on May 23, 2011 (described below), we stopped pursuing that business. The Company’s new business is to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses. We are not targeting any specific industry. We seek businesses that are profitable, with positive cash flow, with significant growth potential and that can benefit from (i) the advantages that typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as any (i) "development stage company that has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing a ‘penny stock’,” within the meaning of Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our equity or debt securities until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The registration statement for our initial public offering was declared effective by the SEC on July 14, 2010. Pursuant to that registration statement, certain shareholders sold 498,000 shares of our common stock for gross proceeds of $165,000. We did not receive any of the proceeds of those sales. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with that offering and, thereafter, expenses related to (i) the change in control, (ii) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and other reports and materials required by the Commission’s rules and regulations, (iii) travel expenses related to identifying and developing acquisition candidates and (iv) general corporate maintenance. We believe that our expense policies, including policies related to travel expenses, are consistent with good business practices, and we try to minimize such costs to the extent possible.

Recent Developments

On May 23, 2011, the Company and its principal shareholders, including David Dreslin, who was the President, Chief Financial Officer and Treasurer of the Company at the time, entered into a stock purchase agreement resulting in a change in control of the Company. Pursuant to that agreement, Wan-Fang Liu, Yuan-Hao Chang and Pei-Chi Yang purchased an aggregate of 77,775,000 outstanding shares of the Company’s common stock, par value $0.00001, of the Company from those principal shareholders for an aggregate purchase price of $200,000. The source of the funds for the purchase of the common stock was from the individual purchasers. Because this transaction was among individual shareholders, the transaction is not reflected in the financial statements of the Company.

On May 23, 2011, the Company entered into a further agreement with Ms. Liu, pursuant to which 48,275,000 shares of the common stock purchased by Ms. Liu were immediately retired in consideration of the payment of $1.00.

Immediately prior to the completion of the stock purchase and cancellation described above, Mr. Dreslin, who owned 59,925,000 shares, or approximately 77% of the common stock of the Company, was the largest shareholder of the Company. Upon completion of these transactions, Ms. Liu owned 27,500,000 shares, or approximately 91.7% of the common stock, and became the largest shareholder of the Company.

Upon the completion of these transactions, Mr. Dreslin resigned as the sole member of the Company’s Board of Directors and as its President, Chief Financial Officer and Treasurer, and Sanjiv Matta resigned as the Vice President and Secretary. There were no disagreements between either Mr. Dreslin or Mr. Matta and the Company. Parashar Patel was appointed as Chief Executive Officer and the sole member of the Board of Directors, and I-Kai Su was appointed as Chief Financial Officer of the Company. The other current members of our Board of Directors - Wen-Cheng Huang, Wan-Fang Liu, Tzu-Yung Hsu, Chih-Hung Cheng and Li-Ying Tseng – were elected shortly thereafter.

On July 25, 2011 the Company sold 48,275,000 shares of common stock in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 (or net proceeds of $480,300 after expenses of the offering).

In August 2011, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved the reincorporation of our Company in the State of Delaware under the legal name “UAN Power Corp.” We expect the reincorporation to be effective in November 2011.

Our Operating Strategy

The Company’s current plan is to acquire one or more target companies or businesses seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of businesses management deems to be in the best interest of our shareholders. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth through a combination with one or more businesses rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. As of this date, the Company has not entered into any definitive acquisition or merger agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors, among others:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced; and

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. In addition, we are subject to competition from other established operating companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding shares and potential future dilution may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Current Operations

As described above, the Company’s current business is to identify and to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses.

Employees

The Company currently has no paid employees. The Company’s officers and directors and are conducting the Company’s business, with the assistance of consultants.

ITEM 1A. RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for a smaller reporting company.

ITEM 2. PROPERTIES

Our principal executive office is located at 1021 Hill Street, Suite 200, Three Rivers, Michigan 49093, and our telephone number is (586) 530-5605. Office space is provided by our Chief Executive Officer at no charge.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we could become involved in various lawsuits and legal proceedings, which can arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not a party to any such legal proceedings and are not aware of any claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "GFVT". We are not aware of any trading of our common stock and there can be no assurance that a public market will develop.

At November 9, 2011, there were 27 holders of record of our common stock. Holders of our common stock are entitled to receive dividends in the discretion of our Board of Directors. No dividends have ever been declared or paid on our common stock, and we do not anticipate that dividends will be declared or paid on our common stock in the foreseeable future.

We have not authorized any securities for issuance under any equity compensation plans.

During the fiscal year ended June 30, 2011 there were no sales of unregistered securities.

As described in Item 1, above, the Company and its principal shareholders were parties to a May 23, 2011 agreement pursuant to which Wan-Fang Liu, Yuan-Hao Chang and Pei-Chi Yang purchased an aggregate of 77,775,000 outstanding shares of our common stock from those principal shareholders for an aggregate purchase price of $200,000. Immediately thereafter, 48,275,000 shares of the common stock purchased by Ms. Liu were retired in consideration of the payment of $1.00.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operations provides information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read along with our financial statements and notes thereto. This discussion includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Liquidity and Capital Resources

As of June 30, 2011, we had no cash on hand, and we had total assets of $12,500, as compared to $1,449 of cash and total assets of $1,449 of total assets as of June 30, 2010.

With the completion of our private placement of common stock on July 25, 2011, the gross proceeds of which were $482,750, we believe we have enough cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If we are unable to satisfy our cash requirements, we may be unable to proceed with our plan of operations.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in identifying and completing a merger or acquisition, additional funds may be required, and we may not be able to proceed with our business plan. Should this occur, we will suspend or cease operations.

We anticipate that we will incur operating losses in the foreseeable future.

Investing Activities

During the fiscal year ended June 30, 2011 and from inception on May 8, 2009 through June 30, 2010, we did not pursue any investing activities.

Financing Activities

During the period from inception on May 8, 2009 through June 30, 2009, we sold shares common stock for cash proceeds of $40,200, resulting in net cash provided by financing activities of $40,200.

During the fiscal year ended June 30, 2010, we received proceeds from notes payable - related parties of $7,500 and we sold shares of common stock for cash proceeds of $20,860. As a result, we had net cash provided by financing activities of $28,360.

We did not pursue any financing activities during the fiscal year ended June 30, 2011. On July 25, 2011, we completed a private placement of common stock for gross proceeds of $482,750 (or net proceeds of $480,300 after expenses of the offering).

Limited Operating History

We have an extremely limited operating history and have generated no significant independent financial history. Our business plan changed significantly in May 2011, and we have not demonstrated that we will be able to execute that plan. We cannot guarantee that our efforts to identify and acquire one or more target companies or businesses as described above will be successful. Our business is subject to all of the risks inherent in development-stage enterprises, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms or at all. If financing is not available or is not available on satisfactory terms, we may be unable to continue our operations. Any equity financing that may be available will result in dilution of the interests of our existing shareholders.

Results of Operations

During the fiscal year ended June 30, 2011, we had no revenue. Expenses for the year totaled $125,414 resulting in a net loss of $125,414. Operating expenses consisted of consulting fees-related party of $17,000, professional fees of $92,254 and general and administrative expenses of $16,160.

During the fiscal year ended June 30, 2010, we had no revenue. Expenses for the period totaled $60,065 resulting in a net loss of $60,065. Expenses for the period consisted of consulting fees - related party of $18,900, professional fees of $33,750 and general and administrative expenses of $7,415.

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying a business to merge with or acquire.

We will evaluate our performance over the next twelve months of operations as the Company attempts to emerge from the development stage on several criteria, including the following:

a. Expense Management: The Company has a limited operating budget and must maintain tight expense controls. Over the next twelve months, the Company anticipates its minimum need for additional funding is $300,000 to implement its business plan over that period. We anticipate operating expenses to be at least $200,000 prior to generating revenues.

b. Achieving Positive Cash Flow: We anticipate being cash flow positive within six months of acquiring a target business, if not sooner. Over the next twelve months, the Company anticipates its minimum cash needs to be approximately $300,000.

Off-Balance Sheet Arrangements

A significant shareholder has indicated a willingness to cover any cash shortfalls of the Company, although there is no written agreement or guarantee to that effect. As of June 30, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information required with respect to this Item 8, see Item 15 and the Company’s financial statements beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, who are responsible for all financial and accounting matters during this reporting period, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011. These controls and procedures are meant to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of June 30, 2011, and concluded that it was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets for the names, ages and positions of our executive officers and directors as of September 23, 2011. There are no family relationships between any of our executive officers and directors.

Name	Age	Position

Parashar Patel	58	President, Chief Executive
		Officer and Director
I-Kai Su	39	Chief Financial Officer
Wen-Cheng Huang	54	Chairman of the Board of Directors
Wan-Fang Liu	44	Director
Tzu-Yung Hsu	40	Director
Chih-Hung Cheng	37	Director
Li-Ying Tseng	36	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors for the past five years.

PARASHAR PATEL, President, Chief Executive Officer and Director

Mr. Patel has been President, Chief Executive Officer and a Director of the Company since May 2011. Mr. Patel has also served as the Chief Executive Officer and member of the board of directors of UAN Cultural & Creative Co., Ltd. since 2010. Since 2008, Mr. Patel has served as Chief Technical Director of Android Inc. in Auburn Hills, Michigan. From 2005 to 2008, he served as Chief Technical Officer of Avanti Systems, Inc. and, while stationed in Taipei, Taiwan and in Shanghai, China, he was responsible for manufacturing quality control and sequenced delivery. Mr. Patel has over 20 years of business and system development and analyses experience with an emphasis on the design, development and deployment of large-scale, real-time transaction processing systems and applications. Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975.

Our Board of Directors has concluded that Mr. Patel is uniquely qualified to serve as a director and as President and Chief Executive Officer based on his past and current leadership and executive roles, financial skills and business judgment.

I-KAI SU, Chief Financial Officer

Mr. Su has served as Chief Financial Officer of the Company since May 2011. Since 2010, Mr. Su has also served as Chief Financial Officer of UAN Cultural & Creative Co., Ltd. since 2010. From 2009 to July 2010, Mr. Su served as Financial Officer of Minerals Mining Co., Ltd., Asia division, where his responsibilities included banking, other financial activities and client relationships. From June 2008 to February 2009, Mr. Su served as stock broker for IBT Securities. From January 2008 to February 2008, Mr. Su served as a loan officer for Cathay United Bank, where his responsibilities included marketing of loans, credit cards, funds, and insurance. From March 2007 through December 2007, Mr. Su worked for Nan-Shan Life Co., as an insurance officer proving advice to clients with respect to investment linked insurance products, life insurance and other insurance related products. Prior to that, Mr. Su attended the University of Wollongong from which he was awarded a Master Degree in Finance. While pursing his education, Mr. Su worked part time in the real estate field doing market research and monitoring real estate investment possibilities in Australia for Lou Yin Zhen Land and Law Agent Office.

Our Board of Directors has concluded that Mr. Su is qualified to serve as Chief Finance Officer based on his past and current executive and financial roles, financial skills and business judgment.

WEN-CHENG HUANG, Chairman of the Board of Directors

Mr. Huang has served as Chairman of the Board of Directors since June 2011. In 2003, Mr. Huang established Sekitar Co., Ltd., a travel agency. He has served as Chairman of Sekitar Co., Ltd. since its establishment and oversees its finance, human resources, administration and marketing activities. Our Board of Directors has concluded that Mr. Huang is qualified to serve as Chairman of the Board based on his experiences in business management.

WAN-FANG LIU, Director

Ms. Liu has served as a Director since June 2011. Ms. Liu has been a member of the board of directors of UAN Cultural & Creative Co., Ltd. since June 2010. Since 2004, Ms. Liu has served as the President of Natural Beauty Inc. of ShenZhen, China, the principal products of which are cosmetics and other beauty products. Natural Beauty is listed on the Hong Kong exchange. Our Board of Directors has concluded that Ms. Liu is qualified to serve as a director based on her experience with day-to-day business operations and service as a director of another publicly listed company.

TZU-YUNG HSU, Director

Mr. Hsu has served as a Director since June 2011. Mr. Hsu has served as Branch Manager of UAN Cultural & Creative Co., Ltd. since 2010, where he oversees marketing strategy development and manages the sales team. From 1998 to 2010, Mr. Hsu served as Chief Executive Officer of Guo-Xun Marketing Consultant Inc., a company engaged in the business of website design and information technology services. Our Board of Directors has concluded that Mr. Hsu is qualified to serve as a director based on his prior experiences as the chief executive officer of a business enterprise and on his particular skills in the area of marketing strategy development.

CHIH-HUNG CHENG, Director

Mr. Cheng has served as a Director since June 2011. Mr. Cheng has served as a Division Manager in the sales department of Xin-Shi Insurance Broker Co., Ltd. since 2007. Prior to 2007, he served as a Branch Manager in the sales department of Ching-Ying Security Ltd. He has substantial experiences in market management. Our Board of Directors has concluded that Mr. Cheng is qualified to serve as a director based on his prior business experience and on his particular skills in the area of sales and sales management.

LI-YING TSENG, Director

Mr. Tseng has served as a Director since June 2011. Since 2007, Mr. Tseng has served as a member of the board of directors of Donglyu Co., Ltd. in Taipai, Taiwan. He has had substantial experiences in Market Planning during his time with Donglyu. Mr. Tseng was awarded a B.S. in Finance and Tax from Jinwen University of Science and Technology, Taiwan, in 1994. Our Board of Directors has concluded that Mr. Tseng is qualified to serve as a director based on his education, his service as a director of Donglyu and on his particular skills in the area of marketing.

Board Committees

The Board of Directors has not established audit, nominating or compensation committees. Due to the Company’s extremely limited operations at the present time, the Board of Directors believes such committees are unnecessary and currently has no plans to establish these or any other committees of the Board.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our shareholders or until they resign or are removed from office in accordance with our by-laws. Our officers are appointed by our Board of directors and hold office until they resign or are removed by the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to the company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2011.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Due to the Company’s extremely limited operations at the present time, the Board of Directors has not believed that a code of ethics would be useful. However, we intend to adopt such a code in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the fiscal years ended June 30, 2011 and June 30, 2010.

SUMMARY COMPENSATION TABLE

							Pension
							Value and
						Non-Equity	Nonqualified
Name and						Incentive	Deferred
Principal				Stock	Option	Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Parashar Patel (1)	2011	$0	$0	$0	$0	$0	$0	$0	$0
President,	2010	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive
Officer and
Director

I-Kai Su (2)	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial	2010	$0	$0	$0	$0	$0	$0	$0	$0
Officer

David Dreslin (3)	2011	$0	$0	$0	$0	$0	$0	$0	$0
President,	2010	$0	$0	$0	$0	$0	$0	$25,900	$25,900	(1)
Chief Executive
Officer, Chief
Financial Officer,
Treasurer

Sanjiv Matta (4)	2011	$0	$0	$0	$0	$0	$0	$0	$0
Vice President	2010	$0	$0	$0	$0	$0	$0	$0	$0
and Secretary *

__________

(1)	Mr. Patel was appointed President and Chief Executive Officer on May 23, 2011.
(2)	Mr. Su was appointed Chief Financial Officer on May 23, 2011.
(3)	Mr. Dreslin served as President and Chief Executive Officer during the fiscal year ended June 30, 2010 and through May 23, 2011. In fiscal 2010, Dreslin Financial Services, a company of which Mr. Dreslin is the sole shareholder, was paid $25,900 in accounting and consulting fees related to the Company's audit and the filing of a registration statement with the SEC. Dreslin Financial Services provides similar services to other clients at rates similar to those paid by the Company. Mr. Dreslin was not paid any salary, bonus or other compensation in his role as an officer or director of the Company in fiscal 2010 or 2011.
(4)	Mr. Matta served as Vice President and Secretary from January 15, 2010 through May 23, 2010, and has received no compensation.
15

Grants of Plan-Based Awards

The Company has not adopted any stock option or other equity-based incentive plans. There were no grants of common stock or options to purchase our common stock to any of the executive officers named in the Summary Compensation Table from inception through June 30, 2011.

Option Exercises and Fiscal Year-End Option Value

No stock options were exercised from inception through June 30, 2011 by any of the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards

No awards under any long-term incentive plan were made from inception through June 30, 2011 to any of the executive officers named in the Summary Compensation Table.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not currently have employment agreements in place with any of our officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock, as of November 9, 2011, of (i) each person known to us to beneficially own 5% or more of such shares; (ii) each of our current directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive and directors as a group. Except as otherwise indicated, all shares are owned beneficially, and the persons named as owners possess sole voting and investment power with respect to the shares shown.

	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner	Owned	Class(1)

Parashar Patel	150,000	*
I-Kai Su	0	*
Wen-Cheng Huang	3,750,000	4.8%
Wan-Fang Liu (2)	27,500,000	35.1%
Tzu-Yung Hsu	3,750,000	4.8%
Chih-Hung Cheng	3,750,000	4.8%
Li-Ying Tseng	3,750,000	4.8%
All executive officers and
directors as a group (7 persons)	42,650,000	54.5%

_____________

(1)	Based on 78,273,000 shares of common stock outstanding as of November 9, 2011.
(2)	Ms. Liu’s business address is 11F., No. 185, Minyou 11th St., Taoyuan City, Taoyuan County 330, Taiwan (R.O.C.).
16

To our knowledge, there are no arrangements, including any pledge by any person of our common stock, that may result in a change in control of our company at a future date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

Transactions with related parties, including, but not limited to, members of our Board of Directors, are reviewed and approved by all members of the Board of Directors. In the event a transaction with a member of the Board is contemplated, the director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the Board of Directors as appropriate and any such transactions are committed to writing between the related party and the Company in an executed engagement agreement.

Periodically, one of our shareholders provides us with loans to cover our administrative and operating expenses. The amounts we owed to this shareholder as of June 30, 2010 and 2011 were $7,500 and $0, respectively. On March 31, 2011, this shareholder forgave loans of $51,625, resulting in a corresponding increase to our paid in capital.

As of June 30, 2011, two of our officers and shareholders had advanced $115,647 to us to cover our initial operating expenses at the time of the change in control described in Item 1, above. These amounts were reimbursed to the individuals in July 2011 with the completion of our private placement of common stock.

Certain of our shareholders have provided various consulting services to us, for which they are compensated. For the fiscal year ended June 30, 2010 and 2011, consultant fees were $18,900 and $17,000, respectively.

Independence of the Board of Directors

The Board of Directors has yet adopted director independence guidelines that are consistent with the definitions of “independence” as set forth in Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Exchange Act. The Board of Directors intends to adopt such guidelines in the near future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We incurred fees of $5,250 and $9,500 for fiscal years ended June 30, 2011 and June 30, 2010, respectively, from Seale and Beers, CPAs, LLC. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

17

Tax Fees

We did not incur any tax fees for tax compliance or other tax services from Seale and Beers in fiscal years ended June 30, 2011 and June 30, 2010.

All Other Fees

We did not incur any other fees from Seale and Beers during the fiscal years ended June 30, 2011 and June 30, 2010.

We intend to continue using Seale and Beers solely for audit and audit-related services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

•	Balance Sheets at June 30, 2011 and June 30, 2010
•	Statements of Operations for the fiscal years ended June 30, 2011 and June 30, 2010 and the period from inception on May 8, 2009 through June 30, 2011
•	Statements of Stockholders' Equity (Deficit) from May 8, 2009 (Inception) through June 30, 2011
•	Statements of Cash Flows for the fiscal years ended June 30, 2011 and June 30, 2010 and the period from inception on May 8, 2009 through June 30, 2011
•	Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None

18

(a)(3) Exhibits

The following of exhibits are filed with this report:

Exhibit
Number	Description

3.1 (1)	Articles of Incorporation of Gulf Shores Investments, Inc.

3.2 (1)	By-Laws of Gulf Shores Investments, Inc.

10.1 (2)	Stock Purchase Agreement among Gulf Shores Investments, Inc., David Dreslin, Michael Toups, Entrust of Tampa Bay FBO Edward G. Mass, Entrust of Tampa Bay FBO Van Nguyen, Wan-Fang Liu, Yuan-Hao, Chang and Pei-Chi Yang, dated May 23, 2011.

10.2 (2)	Return to Treasury Agreement between Gulf Shores Investments, Inc. and Wan-Fang Liu, dated May 23, 2011.

10.3 (3)	Form of Subscription Agreement with respect to private placement of common stock.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration Number 333-162177), filed on September 28, 2008, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 23, 2011 and filed on May 24, 2011.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2011 and filed on July 28, 2011.

19

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAN Power fka Gulf Shores Investments, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of UAN Power fka Gulf Shores Investments, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010, and from inception on May 8, 2009 through June 30, 2011. UAN Power fka Gulf Shores Investments, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Power fka Gulf Shores Investments, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010, and from inception on May 8, 2009 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 9, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS

CURRENT ASSETS
Cash	$—	$1,449

Total Current Assets	—	1,449

Other Assets (See Note 6)	12,500	—

TOTAL ASSETS	$12,500	$1,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	8,443	31,750
Amounts due to officers & shareholders	115,647	—
Note Payable - Related Parties	—	7,500

Total Current Liabilities	124,090	39,250

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 29,998,000 and 78,273,000 shares issued and
oustanding at June 30, 2011 and June 30, 2010, respectively	300	783
Additional paid-in capital	112,435	60,327
Deficit accumulated during the development stage	(224,325)	(98,911)

Total Stockholders' Equity (Deficit)	(111,590)	(37,801)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$12,500	$1,449

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Operations

			From Inception
	The Year	The Year	on May 8,
	Ended	Ended	2009 Through
	June 30, 2011	June 30, 2010	June 30, 2011

REVENUES	$—	$—	$—

OPERATING EXPENSES

Consulting Fees - Related Party	17,000	18,900	59,900
Professional Fees	92,254	33,750	139,504
General and administrative	16,160	7,415	24,921

Total Operating Expenses	125,414	60,065	224,325

INCOME (LOSS) FROM OPERATIONS	(125,414)	(60,065)	(224,325)

INCOME (LOSS) BEFORE INCOME TAXES	(125,414)	(60,065)	(224,325)

Income tax expense	—	—	—

NET INCOME (LOSS)	$(125,414)	$(60,065)	$(224,325)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	73,379,370	75,713,490

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) through June 30, 2011

					Deficit
					Accumulated	Total
			Stock	Additional	During the	Stockholders'
	Common Stock		Subscription	Paid-In	Development	Equity
	Shares	Amount	Receivable	Capital	Stage	(Deficit)

Balance, May 8, 2009 - Inception	—	$—		$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at a price of $0.0000033 per share	60,000,000	600		(400)		200

Stock Subscription Receivable			(200)			(200)

Issuance of common stock on May 19, 2009 for cash at a price of $0.00333 per share	12,000,000	120		39,880		40,000

Net Loss for the period from inception to June 30, 2009					(38,846)	(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services provided at a price of $0.00333 per share	75,000	1		249		250

Issuance of common stock during the quarter ending September 2009 for cash at an average price of $0.00333 per share	198,000	2		658		660

Collection of stock subscription receivable on September 23, 2009			200			200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940		20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)	(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625		51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483		0

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)	(125,414)

Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$(111,590)

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

			From Inception on
	The Year	The Year	May 8, 2009
	Ended	Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING ACTIVITIES

Net loss	$(125,414)	$(60,065)	$(224,325)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for legal services	—	250	250
Expenses paid by related party on the Company's behalf	19,125	—	19,125
(Increase) in other assets	(12,500)	—	(12,500)
(Decrease) increase In accounts payable accrued expenses	(23,307)	28,175	8,443
(Decrease) increase In Amounts Due Officers & Directors	115,647	—	115,647
Net Cash Used in Operating Activities	(26,449)	(31,640)	(93,360)

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related Parties	26,000	7,500	33,500
Payments on Notes Payable - Related Parties	(1,000)	—	(1,000)
Common stock issued for cash		20,860	60,860
Net Cash Provided by Financing Activities	25,000	28,360	93,360

NET INCREASE (DECREASE) IN CASH	(1,449)	(3,280)	0

CASH AT BEGINNING OF PERIOD	1,449	4,729	—

CASH AT END OF PERIOD	$0	$1,449	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Legal fees paid by shareholder	$75,000	$—	$75,000
Related party debt forgiveness	$51,625	$—	$51,625
Common Stock Issued for Services		$250	$250

 The accompanying notes are an integral part of these financial statements

UAN POWER CORPORATION

fka Gulf Shores Investments, Inc.

A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of UAN Power Corporation (fka Gulf Shores Investments, Inc - the “Company”). The Company is incorporated under the laws of the State of Delaware (See Note 7 Subsequent Event – the company changed both the original state of incorporation from the State of Nevada to the State of Delaware and the name of the company from Gulf Shores Investments, Inc. to UAN Power Corporation). The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company. UAN Power Corporation is intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (a “Target Business”). All activity from inception (May 8, 2009) through the Company’s initial public offering on July 14, 2010 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Businesses. The company’s plan is to identify a quality investment opportunity in an operating business, which can benefit from the reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

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

Revenue Recognition

The company is a development stage company as such has realized no product or service revenues and or directly related expense

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2011 or 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of June 30, 2011 the Company had no cash and cash equivalents. As of June 30, 2010 the Company had $1,449 in cash and cash equivalents.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011 or 2010.

	June 30, 2011	June 30, 2010

Net (Loss)	$(125,414)	$(60,065)
Weighted Average Shares	73,379,370	75,713,490
Net (Loss) Per Share	$(0.00)	$(0.00)

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

Property

The Company does not own or rent any property. Office space is provided by the Company's CEO at no charge.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2011, the Company recognized no sales revenue and incurred a net loss of $125,414, and had an accumulated deficit of $224,325 from inception on May 8, 2009 through June 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of June 30 2011:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 29,998,000 shares issued and outstanding.

On May 8, 2009, we entered into an agreement for the sale of 60,000,000 shares of common stock at a price of $0.00000333 per share. The Company realized $200 from this subscription.

On May 19, 2009, we entered into an agreement for the sale of 12,000,000 shares of common stock at a price of $0.00333 per share.

On July 1, 2009, the Company issued 75,000 shares of common stock as part of our fee agreement for legal services associated with the Company's S-1 filing. The shares were valued at $0.00333 per share.

During the quarter ending September 2009, the Company entered into an agreement for the sale of 198,000 shares of common stock at a price of $0.00333 per share to 39 different investors. The Company realized $660 from these subscriptions.

On December 1, 2009, the Company entered into an agreement for the sale of 6,000,000 shares of common stock at a price of $0.00333 per share. The Company realized $20,000 from this subscription.

On January 5, 2010, The company's board of directors authorized a three-for-one stock split. Each shareholder of record on January 5, 2010 received two additional shares of common stock for each share held on that date. All share and related information presented in these financial statements and accompanying footnotes have been adjusted to retroactively reflect the increased number of shares resulting from this action.

On May 23, 2011 the majority of the shareholders of the company entered into a Stock Purchase Agreement which resulted in a change in control of the company and appointment of a new Board of Directors.

On May 23, 2011, the Company entered into a Return to Treasury Agreement with a shareholder, pursuant to which 48,275,000 shares of the Common Stock beneficially owned by the shareholder immediately after the Stock Purchase, were retired for $1.

ADDITIONAL PAID IN CAPITAL

For the year ending June 30, 2011, the Company's founder and majority shareholder agreed to forgive the Company's debt payable to them. The amount as of March 31, 2011 was $51,625 and was fully forgiven on that date resulting in an increase to the Company's paid in capital of $51,625.

NOTE 4 – INCOME TAXES

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has cumulative tax losses of approximately $224,000 at June 30, 2011 which are not likely to be fully realized and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	For The Year	For The Year
	Ended	Ended
	June 30,2011	June 30, 2010
Income tax expense at statutory rate	$(48,911)	$(23,425)
Net deferred tax asset	48,911	23,425
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	For The Year	For The Year
	Ended	Ended
	June 30, 2011	June 30, 2010
NOL carryover	$125,414	$60,065
Valuation allowance	(125,414)	(60,065)
Income tax expense	$—	$—

NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically, the Company's founder and majority shareholder provides loans for administrative and operating expenses. The amounts owed by the Company as of June 30, 2010 and 2011 were $7,500 and $0, respectively.

On March 31, 2011, the loans owed by the Company were forgiven by the Company's founder and shareholder resulting in an increase to the Company's paid in capital.

As of June 30, 2011, two officers and shareholders of the company had advanced the company $115,647 to cover initial operating expenses at the time of change in control. These amounts were reimbursed to the individuals in July 2011 with the completion of the Private Placement financing (See Note 7).

The following is a summary of the notes payable and advances from shareholders during year 2010 AND 2011.

	Year ended June 30, 2011	Year ended June 30, 2010
Balance payable - year beginning	$7,500	$—

Advances in the period	168,272	7,500
Amounts repaid	(1,000)	—
Amounts advanced forgiven	(51,625)	—
Notes payable - forgiven	(7,500)
Balance payable at June 30th	$115,647	$7,500

Certain shareholder of the company provided various consulting services to the Company for which they are compensated. For the year ending June 30, 2010 and 2011, consultant fees were $18,900 and $17,000, respectively.

NOTE 6 – OTHER ASSETS

As of June 30, 2011 the company had recorded $12,500 in an “evergreen” legal retainer. The company expects that this retainer will be applied to the final bill for legal services from the current service provider when the relationship is terminated.

NOTE 7 - SUBSEQUENT EVENTS

On July 25, 2011 the company completed a Private Placement Memorandum (equity financing) where 48,275,000 shares of common stock were issued (Par value $.00001 per share) at $.01 per share – total proceeds $480,300 after $2,450 costs of issuance.

On July 31, 2011 the company repaid shareholders for the $75,000 in fees associated with the Stock Purchase Agreement (See Note 3). This payment was included in accrued expenses on June 30, 2011 and charged to professional services expense in the year ended June 30, 2011.

On August 28, 2011, through a merger vehicle the company changed its name to UAN Power Corporation and it’s state of jurisdiction from the State of Nevada (original incorporation date of May 8, 2009) to the State of Delaware.

On August 30, 2011 the Company entered into a Technology Licensing & Transfer Agreement to obtain the rights to the Triops technology for hatching, breeding, and production of triops. The agreement required the payment of a $100,000 deposit with the agreement. In relation to this agreement, the Company also entered into a Tenancy Agreement for property in Taiwan for a two year period. Under this agreement the company paid a $13,800 deposit and will incur monthly rental payments of $5,000 for a two year period.

In the period following year ended June 30, 2011, the company realized the following cash activities:

Subsequent to Year End
Proceeds Private Placement	$480,285
Repayment shareholder advances	(218,350)
Payment - Technology Licensing Agreement	(100,000)
Payment for Leased Facility - Furniture & Fixtures	(99,850)
Payment of Deposit with Tenancy Agreement	(13,800)
Intial Rent Payment - Two Months	(10,000)
Cash Available For Future Operations	$38,285

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gulf Shores Investments, Inc.

Dated: November 10, 2011	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 10, 2011	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2011	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer
(Principal Accounting and Principal
Financial Officer)

Dated: November 10, 2011	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: November 10, 2011	/s/ Tzu-Yung Hsu
Tzu-Yung Hsu
Director

Dated: November 10, 2011	/s/ Wen-Cheng Huang
Wen-Cheng Huang
Director

Dated: November 10, 2011	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director

Dated: November 10, 2011	/s/ Li-Ying Tseng
Li-Ying Tseng
Director