Form 10-Q
period 2011-09-30
Gulf Shores Investments, Inc.
filed 2011-11-21
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-54334

UAN Power Corp.

(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0155619 (I.R.S. Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

(586) 530-5605

(Registrant’s telephone number, including area code)

Gulf Shores Investments, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❑   No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

❑ Large Accelerated Filer	❑ Accelerated Filer
❑ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ❑

As of November 14, 2011, there were 78,273,000 shares of the registrant’s Common Stock outstanding.

UAN POWER CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011 (audited)	3
	Condensed Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to September 30, 2011)	4
	Condensed Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to September 30, 2011)	5
	Statement of Changes In Shareholder Equity from May 8, 2009 (inception) to September 30, 2011	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Removed and Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I

Item 1.   Financial Statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Balance Sheets

	Unaudited	Audited
	September 30, 2011	June 30, 2011
ASSETS

CURRENT ASSETS
Cash	$38,171	$—
Amount Due From Shareholder	81,350	—

Total Current Assets	119,521	—

Fixed Assets, Net	95,690	—

Other Assets, net (See Note 6)	137,133	12,500

TOTAL ASSETS	$352,344	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	45,238	8,443
Amounts due to officers & shareholders	14,495	115,647

Total Current Liabilities	59,733	124,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 29,998,000 and 78,273,000 shares issued and outstanding at June 30, 2011 and September 30, 2011, respectively	783	300
Additional paid-in capital	577,858	112,435
Deficit accumulated during the development stage	(286,030)	(224,325)

Total Stockholders' Equity (Deficit)	292,611	(111,590)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$352,344	$12,500

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Operations

			From Inception
	Three Month Period	Three Month Period	on May 8,
	Ended	Ended	2009 Through
	September 30, 2011	September 30, 2010	September 30, 2011
	Unaudited	Unaudited

REVENUES	$—	$—	$—

OPERATING EXPENSES

Consulting Fees - Related Party	21,000	0	80,900
Professional Fees	28,293	1,500	167,797
General and administrative	12,411	2,389	37,332

Total Operating Expenses	61,705	3,889	286,030

INCOME (LOSS) FROM OPERATIONS	(61,705)	(3,889)	(286,030)

INCOME (LOSS) BEFORE INCOME TAXES	(61,705)	(3,889)	(286,030)

Income tax expense	—	—	—

NET INCOME (LOSS)	$(61,705)	$(3,889)	$(286,030)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,863,278	78,273,000

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) through June 30, 2011

					Deficit
					Accumulated	Total
			Stock	Additional	During the	Stockholders'
	Common Stock		Subscription	Paid-In	Development	Equity
	Shares	Amount	Receivable	Capital	Stage	(Deficit)

Balance, May 8, 2009 - Inception	—	$—		$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at a price of $0.0000033 per share	60,000,000	600		(400)		200

Stock Subscription Receivable			(200)			(200)

Issuance of common stock on May 19, 2009 for cash at a price of $0.00333 per share	12,000,000	120		39,880		40,000

Net Loss for the period from
inception to June 30, 2009					(38,846)	(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services provided at a price of $0.00333 per share	75,000	1		249		250

Issuance of common stock during the quarter ending September 2009 for cash at an average price of $0.00333 per share	198,000	2		658		660

Collection of stock subscription receivable on September 23, 2009			200			200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940		20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)	(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625		51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483		0

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)	(125,414)

Balance, June 30, 2011 (audited)	29,998,000	$300	$—	$112,435	$(224,325)	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share Net Loss for the period from July 1, 2011 to September 30, 2011	48,275,000	483		465,423		465,906

Balance, September 30, 2011 (unaudited)	78,273,000	$783	$—	$577,858	$(286,030)	$292,611

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	Three Month Period	Three Month Period	on May 8,
	Ended	Ended	2009 Through
	September 30, 2011	September 30, 2010	September 30, 2011

OPERATING ACTIVITIES

Net loss	$(61,705)	$(3,889)	$(286,030)
Amortization expense	5,827	—	5,827
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
(Increase) in amounts due from shareholders	(81,350)	—	(81,350)
(Increase) in other assets and prepaid expenses	(126,300)	—	(138,800)
(Decrease) increase In accounts payable accrued expenses	36,795	3,569	45,238
(Decrease) increase In Amounts Due Officers & Directors	(101,152)	—	14,495

Net Cash Used in Operating Activities	(327,885)	(320)	(421,245)

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related Parties	—	—	33,500
Payments on Notes Payable - Related Parties	—	(1,000)	(1,000)
Fixed assets purchased	(99,850)		(99,850)
Common stock issued for cash	465,906	—	526,766

Net Cash Provided by Financing Activities	366,056	(1,000)	459,416

NET INCREASE (DECREASE) IN CASH	38,171	(1,320)	38,171

CASH AT BEGINNING OF PERIOD	—	1,449	—

CASH AT END OF PERIOD	$38,171	$129	$38,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Legal fees paid by shareholder	$—	$—	$75,000
Related party debt forgiveness	$—	$—	$51,625
Common Stock Issued for Services	$—	$—	$250

The accompanying notes are an integral part of these financial statements.

UAN POWER CORPORATION

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through September 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of UAN Power Corporation (fka Gulf Shores Investments, Inc - the “Company”). The Company is incorporated under the laws of the State of Delaware (On August 28, 2011 the company changed both the original state of incorporation from the State of Nevada to the State of Delaware and the name of the company from Gulf Shores Investments, Inc. to UAN Power Corporation). The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company. UAN Power Corporation is intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (a “Target Business”). All activity from inception (May 8, 2009) through the Company’s initial public offering on July 14, 2010 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Businesses. The company’s plan is to identify a quality investment opportunity in an operating business, which can benefit from the reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

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

Revenue Recognition

The company is a development stage company as such has realized no product or service revenues and or directly related expense

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2011 or 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of September 30, 2011 the Company had $38,171 cash and cash equivalents. As of June 30, 2011 the Company had no cash or cash equivalents.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011 or 2010.

	For The Three Months Ended	For The Three Months Ended
	September 30, 2011	September 30, 2010

Net (Loss)	$(61,705)	$(3,889)
Weighted Average Shares	64,863,278	78,273,000
Net (Loss) Per Share	$(0.00)	$(0.00)

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

Property

On August 30, 2011 the Company entered into a two year operating lease (Tenancy Agreement) for a facility in Taiwan to meet the needs of the Technology Licensing Agreement Described in Note 7. The Company acquired $99,850 in fixed assets and leasehold improvements in relation to this lease. The fixed assets and leasehold improvements are being amortized over a two year lease period.

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2011, included in the Company’s Form 10-K filed on November 14, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Foreign Currency Translation

The functional currency of the Company's operations in Taiwan is the New Taiwan Dollar (“NTD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2011, the cumulative translation adjustments was $0. For the three months ended September 30, 2011, other comprehensive loss was $0.

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows: As of September 30, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 30.00. For the three months ended September 30, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 30.00. The Company used historical rates for equity.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three month period ended September 30, 2011, the Company recognized no sales revenue and incurred a net loss of $61,705, and had an accumulated deficit of $286,030 from inception on May 8, 2009 through September 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of September 30 2011:

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

On July 25, 2011 the company completed a Private Placement Memorandum (equity financing) where 48,275,000 shares of common stock were issued (Par value $.00001 per share) at $.01 per share – total proceeds $465,906 net of $16,844 costs of issuance.

On July 31, 2011 the company repaid shareholders $75,000 in fees associated with the Stock Purchase Agreement executed on May 23, 2011. This payment was included in accrued expenses on June 30, 2011 and charged to professional services expense in the year ended June 30, 2011.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	For The Three Months Ended	For The Three Months Ended
	September 30, 2011	September 30, 2010
Income tax expense at statutory rate	$(24,065)	$(1,517)
Net deferred tax asset	24,065	1,517
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	For The Three Months Ended	For The Three Months Ended
	September 30, 2011	September 30, 2010
NOL carryover	$61,705	$3,889
Valuation allowance	(61,705)	(3,889)
Income tax expense	$—	$—

NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically, the Company's founder and majority shareholder provides loans for administrative and operating expenses. The amounts owed by the Company as of June 30, 2011 were $0.

On March 31, 2011, the loans owed by the Company were forgiven by the

Company's founder and shareholder resulting in an increase to the Company's paid in capital.

As of September 30, 2011, an officer and shareholder of the company had advanced the company $14,495 to cover initial operating expenses. At September 30, 2011 the Company had advanced a shareholder of the company $81,350 to initiate Taiwan based operations relating to the aforementioned Technology Licensing Agreement.

The following is a summary of the notes payable and advances from shareholders during year 2011 and the three months ended September 30, 2011.

	For The	For The
	Three Months Ended	Year Ended
	September 30, 2011	June 30, 2011
Balance payable - beginning period	$115,647	$7,500

Advances in the period	(300,000)	168,272
Expenses paid on behalf of Company	62,581	—
Deposit on license agreement	100,000	—
Purchase of fixed assets	99,850	—
Amounts repaid	(142,000)	(1,000)
Amounts advanced forgiven	(2,933)	(51,625)
Notes payable - forgiven	—	(7,500)
Balance payable (receivable), net - end period	$(66,855)	$115,647

Certain shareholder of the company provided various consulting services to the Company for which they are compensated. For the three months ended September 30, 2010 and 2011, consultant fees were $0 and $21,000, respectively.

NOTE 6 – OTHER ASSETS

As of September 30, 2011 the company had recorded the following items in other assets:

·	$25,000 in an “evergreen” legal retainer.
·	$100,000 in technology licensing fees
·	$13,800 in lease security deposit

NOTE 7 – SIGNIFICANT AGREEMENTS

On August 30, 2011 the Company entered into a Technology Licensing & Transfer Agreement to obtain the rights to the Triops technology for hatching, breeding, and production of triops. The agreement required the payment of a $100,000 licensing fee with the agreement. The licensing fee is being amortized over the shorter of the license period or the expected useful life of the technology.

In relation to this agreement, the Company also entered into a Tenancy Agreement for property in Taiwan for a two year period. Under this agreement the company paid a $13,800 deposit and will incur monthly rental payments of $5,000 for a two year period.

NOTE 8 - COMMITMENTS

Rent expense in the three month period ended September 30, 2011 was $5,000. Future lease commitments are as follows:

Year Ending	$
6/30/2012	45,000
6/30/2013	60,000
6/30/2014	10,000
115,000

NOTE 9 – SUBSEQUENT EVENTS

In the period following the three months ended September 30, 2011, the company realized the following cash activities:

Subsequent to Period Ended September 30, 2011
Cash Available On September 30, 2011	$38,171
Repayment shareholder advances	(11,000)
Payment from initial Agent Agreement	20,000
—
Cash Available For Future Operations	$47,171

Item 2.   Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

Gulf Shores Investments, Inc. (the “Company, “we” or “our”) was incorporated in the State of Nevada on in the State of Nevada on May 8, 2009. We currently conduct our business under the trade name “UAN Power.” In August 2011, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved the reincorporation of our company in the State of Delaware under the legal name “UAN Power Corp.” We completed the reincorporation of the Company in Delaware under the name UAN Power Corp. on November 14, 2011.

We were originally organized to seek opportunities to manage income producing commercial and residential real estate properties. With the change in control on May 23, 2011, however, we stopped pursuing that business. Our new business is to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses. We are not targeting any specific industry. We seek businesses that are profitable, with positive cash flow, with significant growth potential and that can benefit from (i) the advantages that typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

We are currently considered to be a “blank check” company and a “shell company” under the rules of the Securities and Exchange Commission. Please see our Annual report on Form 10-K for the fiscal year ended June 30, 2011 for a complete description of our business.

Recent Developments

In August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea, in exchange for a one-time licensing fee of $100,000. “Triops” are prehistoric creatures also known as dinosaur shrimp that are brought to life by adding water to eggs that are in suspended animation. We have not yet begun significant operations using this license.

In connection with the license, we also entered into a tenancy agreement under which we leased space in Taiwan for a two-year period. The tenancy agreement requires rental payments of $5,000 per month. In addition, we provided the landlord with a deposit of $13,800 upon the execution of the lease.

Liquidity and Capital Resources

Our cash position increased from $0 as of June 30, 2011 to $38,171 as of September 30, 2011.

Working capital increased to $59,788 at September 30, 2011, compared to a working capital deficit of $124,090 at June 30, 2011.

We completed a private placement financing in the three-month period ended September 30, 2011, resulting in proceeds of $465,906 (net of expenses).

In October 2011, we entered into our first sales agency agreement related to the Triops technology described above. We expect to generate a minimum of $240,000 in revenues over the following twelve months under this agreement.

Limited Operating History

We have an extremely limited operating history and have generated no significant independent financial history. Our business plan changed significantly in May 2011, and we have not demonstrated that we will be able to execute that plan. As discussed, we have not yet begun significant operations under the technology license described above. We cannot guarantee that our efforts to identify and acquire any other target companies or businesses as described above will be successful. Our business is subject to all of the risks inherent in development-stage enterprises, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms or at all. If financing is not available or is not available on satisfactory terms, we may be unable to continue our operations. Any equity financing that may be available will result in dilution of the interests of our existing shareholders.

Results of Operations

Three Months Ended September 30, 2011 vs. September 30, 2010

We realized no revenues in either of the three-month periods ended September 30, 2011 or 2010.

Total operating expenses increased from $3,889 for the three-month period ended September 30, 2010 to $61,705 for the three-month period ended September 30, 2011. The increase was due principally to professional and consulting fees as we began to explore new business opportunities described in the plan of operations below.

Balance Sheet as of September 30, 2011 (unaudited) vs. Balance Sheet as of June 30, 2011 (audited)

Our total assets at September 30, 2011 were $352,344, compared to $12,500 at June 30, 2011. The significant increase in our assets resulted from commencing our initial operations under the technology license, which resulted in the acquisition of the license ($100,000), the purchase of fixed assets ($99,850), a lease security deposit ($13,800), and an advance to a shareholder to fund initial Taiwan operations ($81,350).

Current liabilities decreased from $124,090 as of June 30, 2011 to $59,733 as of September 30, 2011. The decrease resulted principally from repayment of advances to a shareholder and director who was initially funding much of our expenses.

We completed a private placement financing in the three-month period ended September 30, 2011, resulting in proceeds of $465,906 (net of expenses).

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We have not yet begun significant operations using this license.

We will evaluate our performance over the next twelve months of operations as we attempt to emerge from the development stage on several criteria, including the following:

a. Expense Management: We have a limited operating budget and must maintain tight expense controls. Over the next twelve months, we anticipate our minimum need for additional funding is $300,000 to implement our business plan over that period. We anticipate operating expenses to be at least $200,000 prior to generating revenues.

b. Achieving Positive Cash Flow: We anticipate being cash flow positive within six months of acquiring a target business, if not sooner. Over the next twelve months, we anticipate our minimum cash needs to be approximately $300,000.

Off-Balance Sheet Arrangements

A significant shareholder has indicated a willingness to cover our cash shortfalls, although there is no written agreement or guarantee to that effect. As of September 30, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

Item 4.   Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures, and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of September 30, 2011 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 1A.   Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2011, we issued 48,275,000 shares of common stock, for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750, pursuant to subscription agreements with certain investors. The sale and issuance of the common stock to the investors pursuant the subscription agreements was completed in reliance upon (i) for investors residing in the United States, the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended, and (ii) for investors residing outside of the United States, the exemption from registration provided for by Regulation S promulgated under the Securities Act.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

Not applicable.

Item 6.    Exhibits

10.1	License and Technology Transfer Agreement dated September 14, 2011, between Professor S. H. Hu and Gulf Shores Investments, Inc. (doing business as UAN Power)

10.2	Tenancy Agreement dated August 25, 2011, between Ideal Development Enterprise Co., Ltd. and Gulf Shores Investments, Inc. (doing business as UAN Power)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.

Dated: November 21, 2011	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2011	By:	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

