Form 10-Q/A
period 2011-09-30
UAN Power Corp
filed 2011-11-29
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purposes of this Amendment No. 1 to UAN Power Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “Form 10-Q”) are:

•	to amend and restate the Statement of Changes in Stockholders’ Equity from May 8, 2009 (inception) to September 30, 2011, to correct a typographical error in the Form 10-Q;
•	to refile Exhibit 10.2 to the Form 10-Q to file a copy of such exhibit containing conformed signatures; and
•	to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

For the convenience of the reader, Amendment No. 1 restates the Form 10-Q in its entirety. Except as set forth above, however, no changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

UAN POWER CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets at September 30, 2011 (unaudited) and June 30, 2011 (audited)	1
	Condensed Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to September 30, 2011)	2
	Condensed Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to September 30, 2011)	3
	Statement of Changes In Shareholder Equity from May 8, 2009 (inception) to September 30, 2011	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Removed and Reserved	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
	Signatures	17

PART I

Item 1.   Financial Statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Balance Sheets

	Unaudited	Audited
	September 30, 2011	June 30, 2011
ASSETS

CURRENT ASSETS
Cash	$38,171	$—
Amount Due From Shareholder	81,350	—

Total Current Assets	119,521	—

Fixed Assets, Net	95,690	—

Other Assets, net (See Note 6)	137,133	12,500

TOTAL ASSETS	$352,344	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	45,238	8,443
Amounts due to officers & shareholders	14,495	115,647

Total Current Liabilities	59,733	124,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 and 29,998,000 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	783	300
Additional paid-in capital	577,858	112,435
Deficit accumulated during the development stage	(286,030)	(224,325)

Total Stockholders' Equity (Deficit)	292,611	(111,590)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$352,344	$12,500

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

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) through June 30, 2011

					Deficit
					Accumulated	Total
			Stock	Additional	During the	Stockholders'
	Common Stock		Subscription	Paid-In	Development	Equity
	Shares	Amount	Receivable	Capital	Stage	(Deficit)

Balance, May 8, 2009 - Inception	—	$—		$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at a price of $0.0000033 per share	60,000,000	600		(400)		200

Stock Subscription Receivable			(200)			(200)

Issuance of common stock on May 19, 2009 for cash at a price of $0.00333 per share	12,000,000	120		39,880		40,000

Net Loss for the period from inception to June 30, 2009					(38,846)	(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services provided at a price of $0.00333 per share	75,000	1		249		250

Issuance of common stock during the quarter ending September 2009 for cash at an average price of $0.00333 per share	198,000	2		658		660

Collection of stock subscription receivable on September 23, 2009			200			200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940		20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)	(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625		51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483		0

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)	(125,414)

Balance, June 30, 2011 (audited)	29,998,000	$300	$—	$112,435	$(224,325)	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,423		465,906

Net Loss for the period from July 1, 2011 to September 30, 2011					(61,705)	(61,705)

Balance, September 30, 2011 (unaudited)	78,273,000	$783	$—	$577,858	$(286,030)	$292,611

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

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

Not applicable.

Item 6.    Exhibits

10.1	License and Technology Transfer Agreement dated September 14, 2011, between Professor S. H. Hu and Gulf Shores Investments, Inc. (doing business as UAN Power)

10.2	Tenancy Agreement dated August 25, 2011, between Ideal Development Enterprise Co., Ltd. and Gulf Shores Investments, Inc. (doing business as UAN Power)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.

Dated: November 29, 2011	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: November 29, 2011	By:	/s/ I-Kai Su
I-Kai Su
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

