Form 10-Q
period 2011-12-31
UAN Power Corp
filed 2012-02-17
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________________ to ___________________________

Commission File Number: 000-54334

UAN Power Corp.

(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0155619 (I.R.S. Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

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

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 14, 2012, there were 78,273,000 shares of the registrant’s Common Stock outstanding.

UAN POWER CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets at December 31, 2011 (unaudited) and June 30, 2011 (audited)	3
	Condensed Statements of Operations for the three and six months ended December 31, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to December 31, 2011)	4
	Condensed Statements of Cash Flows for the six months ended December 31, 2011 and 2010 (unaudited) and from May 8, 2009 (inception) to December 31, 2011)	5
	Statement of Changes In Shareholder Equity from May 8, 2009 (inception) to December 31, 2011	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
		18
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
	Signatures	20

PART I

Item 1.   Financial Statements

 UAN POWER CORP

 fka Gulf Shores Investments, Inc.

 (A Development Stage Company)

 Balance Sheets

	Unaudited	Audited
	December 31, 2011	June 30, 2011

ASSETS
CURRENT ASSETS
Cash	$100,378	$—

Total Current Assets	100,378	—

Fixed Assets, Net	83,210	—

Other Assets, net (See Note 6)	108,533	12,500

TOTAL ASSETS	$292,121	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	38,845	8,443
Amounts due to officers & shareholders	29,791	115,647

Total Current Liabilities	68,636	124,090

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 78,273,000 and 29,998,999 shares issued and
oustanding at December 31, 2011 and June 30, 2011, respectively	783	300
Additional paid-in capital	577,458	112,435
Deficit accumulated during the development stage	(354,756)	(224,325)

Total Stockholders' Equity (Deficit)	223,485	(111,590)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$292,121	$12,500

 The accompanying notes are an integral part of these condensed financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Operations

					From
	Three Month Period	Three Month Period	Six Month Period	Six Month Period	Inception on May 8,
	Ended	Ended	Ended	Ended	2009 Through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$59,946	$—	$59,946	$—	$59,946

COST OF OPERATIONS	58,384	—	69,211	—	69,211

GROSS MARGIN	$1,562	$—	$(9,265)	$—	$(9,265)

OPERATING EXPENSES
Consulting Fees - Related Party	13,200	0	23,700		83,600
Professional Fees	50,478	3,710	89,273	5,210	228,777
General and administrative	6,609	3,275	8,193	5,664	33,114

Total Operating Expenses	70,287	6,985	121,166	10,874	345,491

INCOME (LOSS) FROM OPERATIONS	(68,725)	(6,985)	(130,431)	(10,874)	(354,756)

INCOME (LOSS) BEFORE INCOME TAXES	(68,725)	(6,985)	(130,431)	(10,874)	(354,756)

Income tax expense	—	—	—	—	—

NET INCOME (LOSS)	$(68,725)	$(6,985)	$(130,431)	$(10,874)	$(354,756)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	78,273,000	78,273,000	71,568,139	78,273,000

 The accompanying notes are an integral part of these financial statements

UAN POWER CORP
fka Gulf Shores Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Six Month	Six Month	From Inception
	Period	Period	on May 8,
	Ended	Ended	2009 Through
	December 31, 2011	December 31, 2010	December 31, 2011

OPERATING ACTIVITIES

Net loss	$(130,431)	$(10,874)	$(354,756)
Amortization expense	24,973	—	24,973
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
(Increase) decrease in amounts due from / from shareholders	(85,856)	—	29,791
(Increase) in other assets and prepaid expenses	(104,366)	—	(116,866)
(Decrease) increase In accounts payable and accrued expenses	30,402	(2,250)	38,845
(Decrease) increase in bank overdraft	—	2,675
	—	—	—
Net Cash Used in Operating Activities	(265,278)	(10,449)	(358,638)

INVESTING ACTIVITIES
Fixed assets purchased	(99,850)	—	(99,850)

Net Cash Used in Operating Activities	(99,850)	—	(99,850)

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related Parties	—	10,000	33,500
Payments on Notes Payable - Related Parties	—	(1,000)	(1,000)
Common stock issued for cash	465,506	—	526,366

Net Cash Provided by Financing Activities	465,506	9,000	558,866

NET INCREASE (DECREASE) IN CASH	100,378	(1,449)	100,378

CASH AT BEGINNING OF PERIOD	—	1,449	—

CASH AT END OF PERIOD	$100,378	$—	$100,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Legal fees paid by shareholder	$—	$—	$75,000
Related party debt forgiveness	$—	$—	$51,625
Common Stock Issued for Services	$—	$—	$250

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) through December 31, 2011

					Deficit
					Accumulated	Total
			Stock	Additional	During the	Stockholders'
	Common Stock		Subscription	Paid-In	Development	Equity
	Shares	Amount	Receivable	Capital	Stage	(Deficit)

Balance, May 8, 2009 - Inception	—	$—		$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at a price of $0.0000033 per share	60,000,000	600		(400)		200

Stock Subscription Receivable			(200)			(200)

Issuance of common stock on May 19, 2009 for cash at a price of $0.00333 per share	12,000,000	120		39,880		40,000

Net Loss for the period from inception to June 30, 2009					(38,846)	(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services provided at a price of $0.00333 per share	75,000	1		249		250

Issuance of common stock during the quarter ending September 2009 for cash at an average price of $0.00333 per share	198,000	2		658		660

Collection of stock subscription receivable on September 23, 2009			200			200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940		20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)	(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625		51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483		0

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)	(125,414)

Balance, June 30, 2011 (audited)	29,998,000	$300	$—	$112,435	$(224,325)	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023		465,506

Net Loss for the period from July 1, 2011 to September 30, 2011					(130,431)	(130,431)

Balance, December 31, 2011 (unaudited)	78,273,000	$783	$—	$577,458	$(354,756)	$223,485

The accompanying notes are an integral part of these condensed financial statements

UAN POWER CORPORATION

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of UAN Power Corporation (fka Gulf Shores Investments, Inc - the “Company”). The Company is incorporated under the laws of the State of Delaware (On November 14, 2011 the company changed both the original state of incorporation from the State of Nevada to the State of Delaware and the name of the company from Gulf Shores Investments, Inc. to UAN Power Corporation). The Company has commenced revenue-generating operations in the quarter ended December 31, 2011 (see Note 7), and, in accordance with ASC Topic 915, is considered a development stage company. UAN Power Corporation is intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (a “Target Business”). All activity from inception (May 8, 2009) through the Company’s initial public offering on July 14, 2010 was related to the Company's formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Businesses. The company’s plan is to identify a quality investment opportunity in an operating business, which can benefit from the reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

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

Revenue Recognition

The company is a development stage company as such has realized no product and or directly related expenses. The company entered into an initial agency agreement for the distribution of products resulting from the technology licensing agreement outlined in Note 7. The agreement requires the payment to the company service fees of no less than $20,000 monthly for a twelve month period starting October 2011. These revenues are being recognized as received.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2011 or 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of December 31, 2011 the Company had $100,378 cash and cash equivalents. As of June 30, 2011 the Company had no cash or cash equivalents.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 or 2010.

	For The Six Months Ended	For The Six Months Ended
	December 31, 2011	December 31, 2010
Net (Loss)	$(130,431)	$(10,874)
Weighted Average Shares	71,568,139	78,273,000
Net (Loss) Per Share	$(0.00)	$(0.00)

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2011, included in the Company’s Form 10-K filed on November 14, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended December 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

Foreign Currency Translation

The functional currency of the Company's operations in Taiwan is the New Taiwan Dollar (“NTD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The combined financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2011, the cumulative translation adjustments was $0. For the six months ended December 31, 2011, other comprehensive loss was $0.

The exchange rates used to translate amounts in NTD into U.S. dollars for the purposes of preparing the combined financial statements were as follows:  As of December 31, 2011, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to NTD 30.00. For the six months ended December 31, 2011, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to NTD 30.00. The Company used historical rates for equity.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six month period ended December 31, 2011, the Company recognized no product sales revenue and incurred a net loss of $130,431, and had an accumulated deficit of $354,756 from inception on May 8, 2009 through December 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its Shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of December 31 2011:

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

On July 25, 2011 the company completed a Private Placement Memorandum (equity financing) where 48,275,000 shares of common stock were issued (Par value $.00001 per share) at $.01 per share – total proceeds $465,506 net of $16,844 costs of issuance.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal and state income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	For The Six Months Ended	For The Six Months Ended
	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$(50,868)	$(4,241)
Net deferred tax asset	50,868	4,241
Income tax expense per books	$—	$—

Net deferred tax assets consist of the following components as of:

	For The Six Months Ended	For The Six Months Ended
	December 31, 2011	December 31, 2010
NOL carryover	$130,431	$10,874
Valuation allowance	(130,431)	(10,874)
Income tax expense	$—	$—

NOTE 5 - RELATED PARTY TRANSACTIONS

Periodically, the Company's founder and majority shareholder provided loans for administrative and operating expenses. The amounts owed by the Company as of June 30, 2011 were $0.

On March 31, 2011, the loans owed by the Company were forgiven by the Company's founder and shareholder resulting in an increase to the Company's paid in capital.

As of December 31, 2011, an officer and shareholder and a second shareholder of the company had advanced the company $29,791 to cover initial operating expenses and to initiate Taiwan based operations relating to the aforementioned Technology Licensing Agreement.

The following is a summary of the notes payable and advances from shareholders during year 2011 and the six months ended December 31, 2011.

	For The Six Months	For The Year
	Ended	Ended
	December 31, 2011	June 30, 2011
Balance payable - beginning period	$115,647	$7,500
Advances in the period	(394,340)	168,272
Expenses paid on behalf of Company	153,517	—
Deposit on license agreement	100,000	—
Purchase of fixed assets	99,850	—
Amounts repaid	(41,950)	(1,000)
Amounts advanced forgiven	(2,933)	(51,625)
Notes payable - forgiven	—	(7,500)
Balance payable, net - end period	$29,791	$115,647

Certain shareholder of the company provided various consulting services to the Company for which they are compensated. For the six months ended December 31, 2010 and 2011, consultant fees were $0 and $$23,700, respectively.

NOTE 6 – OTHER ASSETS

As of December 31, 2011 the company had recorded the following items in other assets:

•         $1,400 in an “evergreen” legal retainer.

•         $93,333  in technology licensing fees (net)

•         $13,800 in lease security deposit

NOTE 7 – SIGNIFICANT AGREEMENTS

On August 30, 2011 the Company entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. The agreement required the payment of a $100,000 licensing fee with the agreement. The licensing fee is being amortized over the shorter of the license period or the expected useful life of the technology.

In relation to this agreement, the Company also entered into a Tenancy Agreement for property in Taiwan for a two year period. Under this agreement the company paid a $13,800 deposit and will incur monthly rental payments of $5,000 for a two year period.

NOTE 8 - COMMITMENTS

Rent expense in the six month period ended December 31, 2011 was $20,000. Future lease commitments are as follows:

Year Ending	$
6/30/2012	30,000
6/30/2013	60,000
6/30/2014	10,000
100,000

Item 2.   Management's Discussion and Analysis of Financial Condition and Result of Operations

Overview

UAN Power Corp. (the “Company, “we” or “our”) was originally incorporated in the State of Nevada on May 8, 2009. We completed the reincorporation of the Company in Delaware under the name UAN Power Corp. on November 14, 2011.

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

Recent Developments

In August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea, in exchange for a one-time licensing fee of $100,000. “Triops” are prehistoric creatures also known as dinosaur shrimp that are brought to life by adding water to eggs that are in suspended animation. We began initial operations using this license in the quarter ended December 31, 2011.

In connection with the license, we also entered into a tenancy agreement under which we leased office and research and development space in Taiwan for a two-year period. The tenancy agreement requires rental payments of $5,000 per month. In addition, we provided the landlord with a deposit of $13,800 upon the execution of the lease.

In September 2011, we entered into our first sales agency agreement related to the Triops technology and we purchased $99,850 of leasehold improvements associated with the tenancy agreement described above.

In December 2011, we established a Taiwan Branch of UAN Power Corp. At December 31, 2011, the branch employed six people.

Liquidity and Capital Resources

Our cash position increased from $0 as of June 30, 2011 to $100,378 as of December 31, 2011.

Working capital increased to $31,742 at December 31, 2011, compared to a working capital deficit of $124,090 at June 30, 2011.

We completed a private placement financing in the six-month period ended December 31, 2011, resulting in proceeds of $465,506 (net of expenses).

In September 2011, we entered into our first sales agency agreement related to the Triops technology described above. We expect to generate a minimum of $240,000 in revenues over the following twelve months under this agreement. We recorded revenues of $59,946 from this agreement in the three months ended December 31, 2011.

In the six months ended December 31, 2011, we purchased $99,850 of leasehold improvements associated with the tenancy agreement described above, and paid a $100,000 one-time licensing fee in connection with the technology license described above.

Limited Operating History

We have an extremely limited operating history and have generated no significant independent financial history. Our business plan changed significantly in May 2011, and we have not demonstrated that we will be able to execute that plan. We began our initial operations under the technology license described above in the quarter ended December 31, 2011. We cannot guarantee that this business will be successful or that our efforts to identify and acquire any other target companies or businesses as described above will be successful. Our business is subject to all of the risks inherent in development-stage enterprises, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms or at all. If financing is not available or is not available on satisfactory terms, we may be unable to continue our operations. Any equity financing that may be available will result in dilution of the interests of our existing shareholders.

Results of Operations

Three Months Ended December 31, 2011 vs. December 31, 2010

We realized revenues of $59,946 in the three-month period ended December 31, 2011, and no revenue in the three-month period ending December 31, 2010.

Cost of Operations were $58,384 and $0 for the three-month periods ended December 31, 2011 and 2010, respectively. The increase is due principally to the commencement of our operations in Taiwan in December 2011.

Total operating expenses increased from $6,985 for the three-month period ended December 31, 2010 to $70,287 for the three-month period ended December 31, 2011. The increase was due principally to professional and consulting fees as we began to explore new business opportunities described in the plan of operations below and the commencement of our operations in Taiwan.

Six Months Ended December 31, 2011 vs. December 31, 2010

We realized revenues of $59,946 in the six-month period ended December 31, 2011, and no revenue in the six-month period ended December 31, 2010.

Cost of Operations were $69,211 and $0 for the six-month periods ended December 31, 2011 and 2010, respectively. The increase is due principally to the commencement of our operations in Taiwan in December 2011.

Total operating expenses increased from $10,874 for the six-month period ended December 31, 2010 to $121,166 for the six-month period ended December 31, 2011. The increase was due principally to professional and consulting fees as we began to explore new business opportunities described in the plan of operations below and the commencement of our operations in Taiwan.

Balance Sheet as of December 31, 2011 (unaudited) vs. Balance Sheet as of June 30, 2011 (audited)

Our total assets at December 31, 2011 were $292,121, compared to $12,500 at June 30, 2011. The significant increase in our assets resulted from commencing our initial operations under the technology license, which resulted in the acquisition of the license ($100,000), the purchase of fixed assets ($99,850), a lease security deposit ($13,800), and an advance to a shareholder to fund the commencement of our operations in Taiwan ($81,350).

Current liabilities decreased from $124,090 as of June 30, 2011 to $68,636 as of December 31, 2011. The decrease resulted principally from repayment of advances to a shareholder and director who was initially funding much of our expenses.

We completed a private placement financing in the six-month period ended December 31, 2011, resulting in proceeds of $465,506 (net of expenses).

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We began our initial operations using this license in the quarter ended December 31, 2011.

We will evaluate our performance over the next twelve months of operations as we attempt to emerge from the development stage. We have a limited operating budget and must maintain tight expense controls. We believe we will require additional funding of approximately $150,000 over the next twelve months unless we are able to execute additional sales agency agreements related to the Triops technology during that period.

Off-Balance Sheet Arrangements

A significant shareholder has indicated a willingness to cover our cash shortfalls, although there is no written agreement or guarantee to that effect. As of December 31, 2011, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of December 31, 2011 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

3.1 (1)	Certificate of Incorporation of UAN Power Corp.

3.2 (1)	By-Laws of UAN Power Corp.

10.1 (2)	Agent Contract dated September 23, 2011, between UAN Power Co., Ltd. and UAN Biotech Co., Ltd.

10.2 (2)	Sales Contract dated September 8, 2011, between UAN Power Co., Ltd. and Asia News Network Co., Ltd.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _______________

(1)	Filed as an Exhibit to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on October 5, 2011, and incorporated herein by reference.

(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.
Dated: February 16, 2012	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

