Form 10-Q
period 2012-03-31
UAN Power Corp
filed 2012-05-15
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 000-54334

UAN Power Corp.
(Exact name of registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0155619 (I.R.S. Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan (Address of principal executive offices)	49093 (Zip Code)

(586) 530-5605
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2012, there were 78,273,000 shares of the registrant’s Common Stock outstanding.

UAN POWER CORP.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3
	Condensed Balance Sheets at and March 31, 2012 (unaudited) and June 30, 2011
	Condensed Statements of Operations for the three and nine months ended March 31, 2012 and 2011 (unaudited) and from May 8, 2009 (inception) to March 31, 2012)	4
	Condensed Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 (unaudited) and from May 8, 2009 (inception) to March 31, 2012)	5
	Condensed Statement of Changes In Shareholder Equity from May 8, 2009 (inception) to March 31, 2012	6
	Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	19

PART I

Item 1.   Condensed Financial Statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$91,570	$—
Total Current Assets	91,570	—

Fixed assets, net	69,366	—
License rights, net	89,852	—
Other assets	21,136	12,500
TOTAL ASSETS	$271,924	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$28,051	$8,443
Amounts due to officers & shareholders	79,762	115,647
Total Current Liabilities	107,813	124,090

COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 and 29,998,999 shares issued and outstanding at March 31, 2012, 2011 and June 30, 2011, respectively.	783	300
Additional paid-in capital	577,458	112,435
Accumulated other comprehensive income	7,746	—
Deficit accumulated during the development stage	(421,877)	(224,325)
Total Stockholders' Equity (Deficit)	164,511	(111,590)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$271,924	$12,500

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	From Inception
	Ended	Ended	Ended	Ended	May 8, 2009 to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
REVENUES	$57,698	$-	$117,644	$-	$117,644

COST OF SALES	4,365	-	28,865	-	28,865

GROSS PROFIT	53,334	-	88,780	-	88,780

OPERATING EXPENSES
Consulting Fees - Related Party	7,800	-	31,500		91,400
Professional Fees	27,499	1,500	116,772	6,710	256,276
General and administrative expenses	85,174	2,146	138,078	7,810	162,999

Total Operating Expenses	120,473	3,646	286,350	14,520	510,675

INCOME (LOSS) FROM OPERATIONS	(67,140)	(3,646)	(197,571)	(14,520)	(421,896)

OTHER INCOME
Interest Income	18	-	18	-	18

Total other income	18	-	18	-	18

LOSS BEFORE INCOME TAXES	(67,121)	(3,646)	(197,552)	(14,520)	(421,877)

Income tax expense	-	-	-	-	-

NET LOSS	$(67,121)	$(3,646)	$(197,552)	$(14,520)	$(421,877)

COMPREHENSIVE INCOME
Net Loss	$(67,121)	$(3,646)	$(197,552)	$(14,520)	$(421,877)
Foreign currency translation	7,746	-	7,746	-	-
Total comprehensive loss	(59,375)	(3,646)	(189,806)	(14,520)	(421,877)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	78,273,000	78,273,000	73,981,889	78,273,000

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) to March 31, 2012

					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Total

Balance, May 8, 2009 - Inception	—	$—	$—	$—	$—	$—	$—
Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)			200
Stock Subscription Receivable			(200)				(200)
Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880			40,000
Net Loss for the period from inception to June 30, 2009					(38,846)		(38,846)
Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$—	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249			250
Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658			660
Collection of stock subscription receivable on September 23, 2009			200				200
Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940			20,000
Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)		(60,065)
Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$—	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625			51,625
Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483			—
Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)		(125,414)
Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$—	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023			465,506
Net Loss for the period from July 1, 2011 to March 31, 2012					(197,552)		(197,552)
Foreign currency translation						7,746	7,746
Balance, March 31, 2012 (unaudited)	78,273,000	$783	$—	$577,458	$(421,877)	$7,746	$164,111

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months	From Inception
	Ended	Ended	May 8, 2009 to
	March 31, 2012	March 31, 2011	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(197,552)	$(14,520)	$(421,877)
Amortization expense	42,759	-	42,759
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for legal services	-	-	250
Expenses paid by related party on the Company's behalf	-	19,125	19,125
Increase in other assets and prepaid expenses	(8,636)	-	(21,136)
(Decrease) Increase in accounts payable and accrued expenses	19,608	(30,250)	27,651
(Increase) Decrease in amounts due to shareholders	(35,885)	-	79,762
Net cash used in operating activities	(179,707)	(25,645)	(273,467)

INVESTING ACTIVITIES
Fixed assets purchased	(99,850)	-	(99,850)
License Rights acquisition	(100,000)	-	(100,000)
Net cash used in investing activities	(199,850)	-	(199,850)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	-	26,000	33,500
Payments on notes payable - related parties	-	(1,000)	(1,000)
Net proceeds from Common stock issuance	465,506	-	526,366
Net Cash Provided by financing activities	465,506	25,000	558,866

EFFECT OF EXCHANGE RATE ON CASH	5,621	-	6,021

NET INCREASE (DECREASE) IN CASH	91,570	(645)	91,570

CASH AT BEGINNING OF PERIOD	-	1,449	-

CASH AT END OF PERIOD	$91,570	$804	$91,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH ACTIVITIES:
Related party debt forgiveness	-	-	$51,625
Common Stock Issued for Services	-	-	$250

The accompanying notes are an integral part of these financial statements

UAN POWER CORP.

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

The financial statements presented are those of UAN Power Corp. (fka Gulf Shores Investments, Inc. - the “Company”). The Company is incorporated under the laws of the State of Delaware. On November 14, 2011, the Company changed both the original state of incorporation from the State of Nevada to the State of Delaware and the name of the Company from Gulf Shores Investments, Inc. to UAN Power Corp. The Company has commenced revenue-generating operations in the quarter ended December 31, 2011 (see Note 7), and, in accordance with ASC Topic 915, is considered a development stage company. The Company is intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (a “Target Business”). All activity from inception (May 8, 2009) through the Company’s initial public offering on July 14, 2010 was related to the Company’s formation and capital raising activities. Activities since the Company’s initial public offering related to the identification and investigation of a Target Businesses. The Company’s plan is to identify a quality investment opportunity in an operating business, which can benefit from the reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2011, included in the Company’s Form 10-K filed on November 14, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Cash and Cash Equivalents

Cash and cash equivalents are all highly liquid instruments purchased with a maturity of three months or less to the extent the funds are not being held for investment purposes.

Revenue Recognition

The Company is a development stage company as such has realized no product and or directly related expenses. The Company entered into an initial agency agreement for the distribution of products resulting from the technology licensing agreement outlined in Note 8. The agreement requires the payment to the Company service fees of no less than $20,000 monthly for a twelve month period starting October 2011. These revenues are being recognized as received.

Fixed Assets

Leasehold improvements are recorded at cost and are amortized over the length of the lease for a two-year period starting August 2011.

License Rights

License rights are recorded at cost and amortized over the shorter of the estimated useful life or the expected useful life of the license rights for a five-year period starting September 2011.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense for the three and nine months ended March 31, 2012 and 2011, respectively.

Income Taxes

The Company provides for income taxes under ASC 740, “Accounting for Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R, “Share Based Payments”), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Fair Value of Financial Instruments

The standard for “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. The Company adopts the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

•	Level 1 ─ inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 ─ inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 ─ inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

Segment Reporting and Geographic Information

The Company reports all operations under one business segment. 100% of the Company’s revenues for the nine months ended March 31, 2012 were generated through the technology licensing agreement described in Note 8.

Foreign Currency Translation

The functional currency of the Company’s operations in Taiwan is the New Taiwan Dollar (“TWD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2012, the cumulative translation adjustment was $7,746. For the three and nine months ended March 31, 2012, other comprehensive loss was $59,375 and $189,806, respectively.

The exchange rates used to translate amounts in TWD into U.S. dollars for the purposes of preparing the combined financial statements were as follows: As of March 31, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to TWD 29.493. For the nine months ended March 31, 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to TWD 29.7115. The Company used historical rates for equity.

Comprehensive Income

The Company adopted FASB Accounting Standards Codification 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012 and 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Net (Loss)	$(67,121)	$(3,646)	$(197,552)	$(10,874)
Weighted Average Shares	78,273,000	78,273,000	73,981,889	78,273,000
Net (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

 Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For the Company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact the Company’s financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine-month period ended March 31, 2012, the Company incurred a net loss of $197,552, and had an accumulated deficit of $421,877 from inception on May 8, 2009 through March 31, 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2012:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

On May 23, 2011, a majority of the shareholders of the Company entered into a stock purchase agreement that resulted in a change in control of the Company and the appointment of a new Board of Directors.

On May 23, 2011, the Company entered into a Return to Treasury Agreement with a shareholder, pursuant to which 48,275,000 shares of the Common Stock beneficially owned by the shareholder immediately after the stock purchase described in the preceding paragraph were retired for $1.

On July 25, 2011 the Company completed a privately placed equity financing, in which 48,275,000 shares of common stock were issued for a purchase price of $.01 per share. The total proceeds of the offering were $465,506 net, of $16,844 costs of issuance.

NOTE 5 – FIXED ASSETS

The balances of fixed assets are as follows:

	March 31, 2012	June 30, 2011
Leasehold improvements	$99,850	$-
Less: Accumulated amortization and depreciation	(30,484)	-
Fixed assets, net	$69,366	$-

The depreciation and amortization expense for the nine months ended March 31, 2012 and 2011 were $31,042 and $0, respectively.

NOTE 6 – INTANGIBLE ASSETS

The balances of intangible assets are as follows:

	March 31, 2012	June 30, 2011
License rights	$100,000	$-
Less: Accumulated amortization	(10,148)	-
License rights, net	$89,852	$-

The amortization expense for the nine months ended March 31, 2012 and 2011 were $11,716 and $0, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

On March 31, 2011 the founders and shareholders of the Company forgave certain indebtedness owed to them, resulting in an increase to the Company’s paid in capital of $51,625.

Certain officers and shareholders of the Company periodically provide loans to the Company to pay administrative and operating expenses. As of March 31, 2012, the outstanding balances owed to the officers and shareholders were $79,762.

Certain shareholders of the Company provided various consulting and professional services to the Company for which they are compensated. For the nine months ended March 31, 2012 and 2011, consultant and professional fees paid to related parties were $31,500 and $0, respectively.

NOTE 8 – COMMITMENTS & CONTINGENCIES

License Rights

In August 2011, the Company entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. The agreement required the payment of a $100,000 licensing fee with the agreement.

Office Space Lease

In August 2011, the Company entered into a two-year operating lease for a facility in Taiwan to meet its needs under the Technology Licensing Agreement. Rent expense for the nine months ended March, 31 2012 was $39,290.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2012	$15,258
6/30/2013	61,031
6/30/2014	10,172
$86,461

NOTE 9 – INCOME TAXES

At March 31, 2012, the Company has cumulative federal net operating loss carry forwards of approximately $254,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Item 2.   Management's Discussion and Analysis of Financial Condition and Result of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of UAN Power Corp. (the “Company”, “we”, “our”, or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by our Company or any other person that our objectives and plans will be achieved. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The following discussion should be read in conjunction with our unaudited condensed financial statements and footnotes thereto contained in this Quarterly Report filed on Form 10-Q and our audited financial statements and footnotes thereto for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2011.

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

There exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations will be materially negatively impacted. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

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

In connection with this license, we also entered into a tenancy agreement under which we lease office and research and development space in Taiwan for a two-year period commencing in August 2011. The tenancy agreement requires rental payments of $5,000 per month. In addition, we provided the landlord with a deposit of $13,800 upon the execution of the lease.

In September 2011, we entered into our first sales agency agreement related to the Triops technology and we purchased $99,850 of leasehold improvements associated with the tenancy agreement described above.

In December 2011, we established a Taiwan Branch of UAN Power Corp. At March 31, 2012, the branch employed six people.

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of $91,570 as compared to $0 as of June 30, 2011.

Our working capital deficit was $16,243 which is an improvement of $107,847 from working capital deficit of $124,090 at June 30, 2011.

Our total assets at March 31, 2012 were $271,924, as compared to $12,500 at June 30, 2011. The significant increase in our assets resulted from commencing our initial operations under the technology license, which resulted in the acquisition of the license for a one-time fee of $100,000, the purchase of fixed assets for $99,850 and a lease security deposit $13,800.

Our total liabilities at March 31, 2012 were $107,813, as compared to $124,090 at June 30, 2011. The decrease resulted primarily from repayment of advances to a shareholder and director who initially funded much of our expenses.

As a result, our net cash used in operating activities was $179,707 and $25,645 for the nine months ended March 31, 2012 and 2011, respectively. Our net cash used in investing activities also increased for the nine months ended March 31, 2012 as compared to the same period in March 31, 2011. The net cash used in investing activities was $199,850 and $0 for the respective periods.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to the Company as working capital. For the nine months ended March 31, 2012 and 2011, net cash provided by financing activities was $465,506 and $25,000, respectively.

Limited Operating History

We have an extremely limited operating history and have generated no significant independent financial history. Our business plan changed significantly in May 2011, and we have not demonstrated that we will be able to execute that plan. We began our initial operations under the technology license described above during the quarter ended December 31, 2011. We cannot guarantee that this business will be successful or that our efforts to identify and acquire any other target companies or businesses as described above will be successful. Our business is subject to all of the risks inherent in development-stage enterprises, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms or at all. If financing is not available or is not available on satisfactory terms, we may be unable to continue our operations. Any equity financing that may be available will result in dilution of the interests of our existing shareholders.

Results of Operations

Three Months Ended March 31, 2012 vs. March 31, 2011

We realized revenues of $57,698 in the three-month period ended March 31, 2012, and no revenue in the three-month period ending March 31, 2011. The increase in revenue was attributable to service fees we received under the sales agency agreement we entered into in September 2011 in connection with our technology license. The agreement requires the payment of service fees of no less than $20,000 per month for a 12- month period starting October 2011.

Cost of sales was $4,365 for the three months ended March 31, 2012, as compared to $0 for the same period, respectively. The increase is due principally to the commencement of our operations in August 2011. Gross margin, which consists of amortization of the license fee, was approximately 92%.

Total operating expense was $120,473 and $3,646 for the three months period ended March 31, 2012 and 2011, respectively, an increase of $116,827. Operating expenses in the three-month period ended March 31, 2012 consisted primarily of professional and consulting fees of $35,299, salaries and related expense of $35,286, rent expenses of $34,290, and amortization and depreciation expense of $14,403. The increase was due principally to the expenses incurred as we began to explore new business opportunities described in the plan of operations below and the commencement of our operations in Taiwan.

Nine Months Ended March 31, 2012 vs. March 31, 2011

We realized revenues of $117,644 in the nine months period ended March 31, 2012, and no revenue in the nine months period ended March 31, 2011. The increase in revenue was attributable to service fees we received under the sales agency agreement we entered into in September 2011 in connection with our technology license. The agreement requires the payment of service fees of no less than $20,000 per month for a 12- month period starting October 2011.

Cost of sales was $28,865 and $0 for the nine months period ended March 31, 2012 and 2011, respectively. The increase is due principally to the commencement of our operations in August 2011. Gross margin, which consists of amortization of the license fee and other one-time expenses, was approximately 75%.

Total operating expenses increased from $14,520 for the nine months period ended March 31, 2011 to $286,350 for the nine months period ended March 31, 2012. Operating expenses in the nine-month period ended March 31, 2012 consisted primarily of professional and consulting fees of $148,272, salaries and related expense of $35,286, rent expenses of $39,290, and amortization and depreciation expense of $31,403. The increase was due principally to the expenses incurred as we began to explore new business opportunities described in the plan of operations below and the commencement of our operations in Taiwan.

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We began our initial operations using this license in August 2011.

We will evaluate our performance over the next twelve months of operations as we attempt to emerge from the development stage. We have a limited operating budget and must maintain tight expense controls. We expect to finance our Triops operations primarily through our existing cash and income from operations, if any. However, we will need to obtain additional financing to effectively implement our business plan. If we do not obtain additional financing, we will continue to operate on a reduced budget until such time as more capital can be raised or we may be forced to curtail or discontinue operations. In addition, e are actively pursuing a new business opportunity that would require additional funding over the next twelve months. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Critical Accounting Policies

Our significant accounting policies are described in detail in Note 2 to our unaudited financial statements included herein. However, certain of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our condensed financial statements. In applying these policies, our management uses our judgment to determine the appropriate assumptions to be used in the determination of estimates. Actual results may differ significantly from the estimates contained in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

A significant shareholder has indicated a willingness to cover our cash shortfalls, although there is no written agreement or guarantee to that effect. As of March 31, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions to be made regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that we did maintain effective internal control over financial reporting as of March 31, 2012 and further concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UAN Power Corp.

Dated: May 15, 2012	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

