Form 10-K
period 2012-06-30
UAN Power Corp
filed 2012-10-15
CIK 1469115

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-54334

UAN Power Corp.

(Name of small business issuer in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of October 15, 2012, 78,273,000 shares of the registrant’s Common Stock were outstanding. The registrant’s common stock is quoted on the Over-the-Counter Bulletin Board. However, the registrant is not aware of any trading in its common stock. As of December 31, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.00.

UAN Power Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2012

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of UAN Power Corp. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Except as required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

Overview

UAN Power Corp., formerly known as Gulf Shores Investments, Inc. (the “Company, “we,” “our” or “us”), was originally incorporated in the State of Nevada on May 8, 2009. We completed the reincorporation of the Company in Delaware under the name UAN Power Corp. on November 14, 2011.

The registration statement for our initial public offering was declared effective by the United States Securities and Exchange Commission (the “SEC” or the “Commission”) on July 14, 2010. Pursuant to that registration statement, certain shareholders sold 498,000 shares of our common stock for gross proceeds of $165,000. We did not receive any of the proceeds of those sales. The Company will not voluntarily send an annual report to shareholders. The Company files reports with the SEC and the public may read a copy of any materials we file with the Commission. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

The Company was originally organized to seek opportunities to manage income producing commercial and residential real estate properties. The Company’s initial focus was on Florida and the southeastern region of the United States, particularly where it perceived there to be the potential to manage undervalued and distressed properties.

With the change in control on May 23, 2011 (described below), however, we stopped pursuing that business. The Company’s new business is to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses. Except as described below, we are not targeting any specific industry. We seek businesses that are profitable, with positive cash flow, with significant growth potential and that can benefit from (i) the advantages that typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

The Company is currently considered to be a “blank check” company. The SEC defines those companies as any (i) “development stage company that has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing a ‘penny stock’,” within the meaning of Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our equity or debt securities until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

On July 25, 2011, the Company sold 48,275,000 shares of common stock in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 (or net proceeds of $465,506 after expenses of the offering).

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

In connection with the license, we also entered into a tenancy agreement under which we leased space in Taiwan for a two-year period. The tenancy agreement requires rental payments of approximately $5,000 per month. In addition, we provided the landlord with a deposit of $13,800 upon the execution of the lease.

In September 2011, we entered into our first sales agency agreement related to the Triops technology and we purchased $99,850 of leasehold improvements associated with the tenancy agreement described above.

We completed the reincorporation of the Company in Delaware under the name UAN Power Corp. on November 14, 2011.

In December 2011, we established a Taiwan Branch of UAN Power Corp.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of the Company, under which we intend to develop, own and operate an agricultural business in China, PRC. We intend to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit. We have made an advance prepayment of approximately $320,000 as capital to establish the joint venture, but have not yet begun operations or generated any revenue from this business. There can be no assurance that we will generate any revenues from this joint venture.

Our Operating Strategy

The Company’s current plan is to acquire one or more target companies or businesses seeking the perceived advantages of being a publicly held corporation. We will continue to identify, research and negotiate the purchase of businesses management deems to be in the best interest of our shareholders. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth through a combination with one or more businesses rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Although we have licensed the rights related to the “Triops” technologies and have entered into the agricultural joint venture agreement, each as described above, as of this date, the Company has not entered into any definitive acquisition or merger agreement with any party through which the Company may acquire an existing operating company or business. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors, among others:

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

Competition

We believe that our technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea, gives us exclusivity in those territories. However, we understand that Triops are part of a larger market that may include educational toys, pets, recreation, hobbies and other sectors. In this extremely broad market, we have a vast number of competitors and potential competitors, many of which are well established and have greater resources and experience than we do. There can be no assurance that we will be able to compete successfully with existing or new competitors or that our Triops business will be successful.

We expect that our agricultural business in China will face competition from a vast number of concerns ranging from small family farms to large state-run enterprises. Many of these competitors and potential competitors are well established and have greater resources and experience than we do. There can be no assurance that we will be able to compete successfully with existing or new competitors or that our agricultural business will be successful.

In identifying, evaluating and selecting any additional target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. In addition, we are subject to competition from other established operating companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding shares and potential future dilution may not be viewed favorably by certain target businesses.

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

Current Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We have not yet begun significant operations using this license. Further, in May 2012, we entered into a joint venture agreement, described above, under which we intend to develop, own, and operate an agricultural business in China, PRC. We have made an advance prepayment of approximately $320,000 as capital to establish the joint venture, but have not yet begun operations or generated any revenue from this business. There can be no assurance that we will generate any revenues from this joint venture.

Employees

The Company currently has six employees, all of whom are located in Taiwan, in addition to our Chief Executive Officer, who is located in the United States. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good. The Company also relies on the services of independent consultants.

ITEM 1A. RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for a smaller reporting company.

ITEM 2. PROPERTIES

Our principal executive office is located at 1021 Hill Street, Suite 200, Three Rivers, Michigan 49093, and our telephone number is (586) 530-5605. Office space is provided by our Chief Executive Officer at no charge. We also entered into a tenancy agreement under which we leased space in Taiwan for a two-year period commencing in August 2011. The tenancy agreement requires rental payments of approximately $5,000 per month. In addition, we provided the landlord with a deposit of $13,800 upon the execution of the agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "UPOW". We are not aware of any trading of our common stock and there can be no assurance that a public market will develop.

Security Holders

At October 15, 2012, there were 28 holders of record of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2012 there were no sales of unregistered securities.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

Limited Operating History

We have an extremely limited operating history and have generated no significant independent financial history. Our business plan changed significantly in May 2011, and we have not demonstrated that we will be able to execute that plan. We cannot guarantee that our existing ventures or our efforts to identify and acquire one or more target companies or businesses as described above will be successful. Our business is subject to all of the risks inherent in development-stage enterprises, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms or at all. If financing is not available or is not available on satisfactory terms, we may be unable to continue our operations. Any equity financing that may be available will result in dilution of the interests of our existing shareholders.

Results of Operations

During the fiscal year ended June 30, 2012, we realized revenues of $175,474. The revenue was attributable to service fees we received under the sales agency agreement we entered into in September 2011 in connection with our technology license. The agreement requires the payment of service fees of no less than $20,000 per month for a 12-month period starting October 2011. The Company is currently negotiating the extension of the sales agency agreement. If these negotiations are unsuccessful, we do not expect to continue to receive these service fees after October 2012.

Cost of sales, which consisted of amortization of the license fee and other one-time expenses for the year, totaled $33,836. Gross margin was approximately 81%.

Operating expenses for the year totaled $392,900 and other expenses totaled $1,128 resulting in a net loss of $252,390. Operating expenses consisted of consulting fees-related party of $41,500, professional fees of $139,635, salaries and related expense of $45,454, rent expenses of $54,222, amortization and depreciation expenses of $41,960, and other general and administrative expenses of $70,129. The increase was due principally to the expenses incurred as we began to explore new business opportunities described in the plan of operations below and the commencement of our operations in Taiwan.

During the fiscal year ended June 30, 2011, we had no revenue. Expenses for the year totaled $125,414 resulting in a net loss of $125,414. Operating expenses consisted of consulting fees-related party of $17,000, professional fees of $92,254 and general and administrative expenses of $16,160.

Liquidity and Capital Resources

As of June 30, 2012, we had $87,614 of cash on hand, total assets of $570,324, and total liabilities of $443,840, as compared to no cash on hand, total assets of $12,500 and total liabilities of $124,090 as of June 30, 2011. Our working capital at June 30, 2012 was $354,868, as compared to a working capital deficit of $124,090 at June 30, 2011.

The Company’s operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of the Company. These related party debt transactions have operated as informal lines of credit since the inception of the Company, and related parties have extended credit as needed which the Company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

On May 31, 2012, three of our shareholders and directors loaned us an aggregate of $350,000. These loans are represented by term promissory notes which are payable on May 31, 2017 and bear interest at the rate of 4% per annum. We advanced $319,896 of those loans as initial capital for the establishment of a new business venture.

On July 25, 2011 we completed a private placement of common stock generating gross proceeds of $482,750.

Operating Activities

During the fiscal years ended June 30, 2012 and 2011, we used $171,194 and $142,096 in operating activities, respectively. The increase in net cash used in operating activities resulted from commencing our initial operations under the technology license which resulted in increased spending of operating expenses.

We have used a total of $380,201 in operating activities since inception on May 8, 2009.

Investing Activities

During the fiscal years ended June 30, 2012, we used $519,746 in investing activities. From inception on May 8, 2009 through June 30, 2011, we did not pursue any investing activities. The significant increase in spending resulted from commencing our initial operations under the technology license, which resulted in the acquisition of the license for a one-time fee of $100,000 and the purchase of fixed assets for $99,850. In addition, the Company advanced a total of $319,896 as initial capital for the establishment of a new business venture.

Financing Activities

During the fiscal year ended June 30, 2012, we received proceeds from notes payable - related parties of $350,000 and on July 25, 2011, we completed a private placement of common stock for gross proceeds of $482,750 (or net proceeds of $465,506 after expenses of the offering). We repaid $95,358 to shareholders who advanced to the Company to pay its expenses. As a result, we had net cash provided by financing activities of $753,595.

During the fiscal year ended June 30, 2011, we received proceed from notes payable – related parties of $25,000 (net repayment of $1,000) and advances from shareholders of $115,647. As a result, we had net cash provided by financing activities of $140,647.

Our net cash provided by financing activities since inception on May 8, 2009 was $962,603.

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We have not yet begun significant operations using this license. Further, in May 2012, we entered into a joint venture agreement, described above, under which we intend to develop, own, and operate an agricultural business in China, PRC. We have made an advance prepayment of approximately $320,000 as capital to establish the joint venture, but have not yet begun operations or generated any revenue from this business. There can be no assurance that we will generate any revenues from this joint venture.

We will evaluate our performance over the next twelve months of operations as we attempt to emerge from the development stage on several criteria, including the following:

a. Expense Management: We have a limited operating budget and must maintain tight expense controls. Over the next twelve months, we anticipate our minimum need for additional funding is $300,000 to implement our business plan over that period. We anticipate operating expenses to be at least $300,000 for the next twelve months of operations.

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

Off-Balance Sheet Arrangements

A significant shareholder has indicated a willingness to cover any cash shortfalls of the Company, although there is no written agreement or guarantee to that effect. As of June 30, 2012, we did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, who are responsible for all financial and accounting matters during this reporting period, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012. These controls and procedures are meant to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, and concluded that it was effective based on those criteria.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended June 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Ms. Li-Yin Tseng resigned from the Board of Directors of the Company effective July 6, 2012. The Company does not believe Ms. Tseng’s resignation was caused, in whole or in part, by any disagreement relating to the Company’s operations, policies or practices. Mr. Chih-Wei Chuang was appointed to the Board of Directors on July 10, 2012. Please see Item 10 for a brief description of Mr. Chuang’s background and business experience.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets for the names, ages and positions of our executive officers and directors as of October 15, 2012. There are no family relationships between any of our executive officers and directors.

Name	Age	Position

Parashar Patel	59	President, Chief Executive
		Officer and Director
Chung Hua Yang	45	Chief Financial Officer
Wen-Cheng Huang	55	Chairman of the Board of Directors
Wan-Fang Liu	45	Director
Tzu-Yung Hsu	41	Director
Chih-Hung Cheng	38	Director
Chih-Wei Chuang	28	Director

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

CHUNG-HUA YANG, Chief Financial Officer

Mr. Chung Hua Yang has been our Chief Financial Officer since January 12, 2012. Mr. Yang has served in both domestic and foreign corporations over the past 20 years, including Kestronics Electronics Co., Casio Factory Automation, Woo-up Digital Technology, Joytown Bio-tech, Mineral Mining Corp. and Chung Hwa Asset Management Company. Mr. Yang’s responsibilities in these companies have varied from sales and marketing, operations, internal consulting and direct management. In certain of these positions, Mr. Yang had direct responsibility for company or division-level financial results. Mr. Yang is a graduate of the Technology and Science Institute of Northern Taiwan, Taipei. Mr. Yang also holds Corporation Lecturer Certificate from the Taiwan Academy of Banking and Finance and is pursuing an Executive MBA degree at the National Taiwan University.

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

TZU-YUNG HSU, Director

Mr. Hsu has served as a Director since June 2011. Mr. Hsu served as Branch Manager of UAN Cultural & Creative Co., Ltd. from 2010 to September 2011, where he oversaw marketing strategy development and managed the sales team. From 1998 to 2010, Mr. Hsu served as Chief Executive Officer of Guo-Xun Marketing Consultant Inc., a company engaged in the business of website design and information technology services. Our Board of Directors has concluded that Mr. Hsu is qualified to serve as a director based on his prior experiences as the chief executive officer of a business enterprise and on his particular skills in the area of marketing strategy development.

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

CHIH-WEI CHUANG, Director

Mr. Chuang has served as a Director since July 2012. Mr. Chuang has served as a sales manager of Ta Fung Pharmaceutical Co., Ltd., a pharmaceutical corporation, for more than five years, where he has contributed to the increase in the company’s sales. Mr. Chuang is a graduate of the University of Southern Taiwan, Tainan, where he majored in pharmacy and science. Our Board of Directors has concluded that Mr. Chuang is qualified to serve as a director based on his prior experience and on his particular skills in the area of sales and sales management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of copies of such forms submitted to the Company, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis in fiscal 2012.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics has been filed as Exhibit 14.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the fiscal years ended June 30, 2012 and June 30, 2011.

SUMMARY COMPENSATION TABLE

							Pension
							Value and
						Non-Equity	Nonqualified
Name and						Incentive	Deferred
Principal	Fiscal			Stock	Option	Plan	Compensation	All Other
Position	Year Ended	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals

Parashar Patel (1)	2012	$0	$0	$0	$0	$0	$0	$41,500	$41,500
President,	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive
Officer and
Director

I-Kai Su (2)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial	2011	$0	$0	$0	$0	$0	$0	$0	$0
Officer

Chung-Hua Yang (3)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Chief Financial Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0

David Dreslin (4)	2012	$0	$0	$0	$0	$0	$0	$0	$0
President,	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chief Executive
Officer, Chief
Financial Officer,
Treasurer

__________

(1)	Mr. Patel was appointed President and Chief Executive Officer on May 23, 2011.

(2)	Mr. Su served as our Chief Financial Officer from May 23, 2011 to January 12, 2012.

(3)	Mr. Yang was appointed Chief Financial Officer on January 12, 2012.

(4)	Mr. Dreslin served as President and Chief Executive Officer during the fiscal year ended June 30, 2010 and through May 23, 2011. In fiscal 2010, Dreslin Financial Services, a company of which Mr. Dreslin is the sole shareholder, was paid $25,900 in accounting and consulting fees related to the Company's audit and the filing of a registration statement with the SEC. Dreslin Financial Services provides similar services to other clients at rates similar to those paid by the Company. Mr. Dreslin was not paid any salary, bonus or other compensation in his role as an officer or director of the Company in fiscal 2010 or 2011.

Grants of Plan-Based Awards

The Company has not adopted any stock option or other equity-based incentive plans. There were no grants of common stock or options to purchase our common stock to any of the executive officers named in the Summary Compensation Table from inception through June 30, 2012.

Option Exercises and Fiscal Year-End Option Value

No stock options were exercised from inception through June 30, 2012 by any of the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards

No awards under any long-term incentive plan were made from inception through June 30, 2012 to any of the executive officers named in the Summary Compensation Table.

 Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of our common stock, as of October 12, 2012, of (i) each person known to us to beneficially own 5% or more of such shares; (ii) each of our current directors and executive officers named in the Summary Compensation Table; and (iii) all of our current executive and directors as a group. Except as otherwise indicated, all shares are owned beneficially, and the persons named as owners possess sole voting and investment power with respect to the shares shown.

	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner (1)	Owned	Class(2)

Parashar Patel	150,000	*
Chung-Hua Yang	0	*
Wen-Cheng Huang	3,750,000	4.8%
Wan-Fang Liu	27,500,000	35.1%
Tzu-Yung Hsu	3,750,000	4.8%
Chih-Hung Cheng	3,750,000	4.8%
Chih-Wei Chuang	2.005,000	2.6%
All executive officers and
directors as a group (7 persons)	40,905,000	52.3%

_______________

* Less than 1 percent.

(1)	Ms. Liu’s business address is 11F., No. 185, Minyou 11th St., Taoyuan City, Taoyuan County 330, Taiwan (R.O.C.). The business address of all other stockholders named in the table above is in care of UAN Power Corp., 1021 Hill Street, Suite 200, Three Rivers, Michigan 49093.

(2)	Based on 78,273,000 shares of common stock outstanding as of June 30, 2012.

To our knowledge, there are no arrangements, including any pledge by any person of our common stock that may result in a change in control of our company at a future date.

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

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of June 30, 2012, Parashar Patel, the Company’s Chief Executive Officer, had an outstanding receivable of $289 from the Company which was advanced to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. For the years ended June 30, 2012 and 2011, consultant and professional fees paid to Mr. Patel was $41,500 and $0, respectively.

As of June 30, 2012, Yuan-Hao Chang, a shareholder of the Company, had an outstanding receivable of $20,000 from the Company which was advanced to the Company to pay administrative and operating expenses.

On May 31, 2012, Wan-Fang Liu, Wen-Cheng Huang and Tzu-Yung Hsu, each of whom is a member of our Board of Directors and a shareholder, loaned us $200,000, $100,000 and $50,000, respectively. These loans are represented by term promissory notes which are payable on May 31, 2017 and bear interest at the rate of 4% per annum.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of the Company, under which we intend to develop, own and operate an agricultural business in China, PRC. We advanced a total of $319,896 of those funds to Ms. Liu, as an agent of the Company, to be used as initial capital for the establishment of the joint venture.

Independence of the Board of Directors

We do not currently have formal policies and procedures for the review, approval, or ratification of transactions with related persons. However, our Board carefully reviews all transactions between the Company and related persons to determine whether the relationship is in the best interest of the Company and that the terms of any agreement are no less favorable to the Company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our Board of Directors consists of six directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, five of our directors, Wen-Cheng Huang, Wan-Fang Liu, TsuYung Hsu, Chih-Hung Cheng, and Chih-Wei Chuang, would be considered independent. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We incurred audit fees of $12,000 for the fiscal year ended June 30, 2012 from Yichien Yeh, CPA. We incurred audit fees of $5,250 for the fiscal year ended June 30, 2011 from Searle and Beers, CPAs, LLC. Such fees include professional services from the audit of the financial statements included in this Form 10-K and for services that are normally provided by the principal accountant in connection with regulatory filings or engagements.

Tax Fees

We did not incur any tax fees for tax compliance or other tax services from Yichien Yeh, CPA, or Searle and Beers, CPAs, in the fiscal years ended June 30, 2012 and June 30, 2011.

All Other Fees

We did not incur any other fees from Yichien Yeh, CPA, or Searle and Beers, CPAs, during the fiscal years ended June 30, 2012 and June 30, 2011.

We intend to continue using Yichien Yeh, CPA, solely for audit and audit-related services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

·	Balance Sheets at June 30, 2012 and June 30, 2011

·	Statements of Operations for the fiscal years ended June 30, 2012 and June 30, 2011 and the period from inception on May 8, 2009 through June 30, 2012

·	Statements of Stockholders' Equity (Deficit) from May 8, 2009 (Inception) through June 30, 2012

·	Statements of Cash Flows for the fiscal years ended June 30, 2012 and June 30, 2011 and the period from inception on May 8, 2009 through June 30, 2012

·	Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None

(a)(3) Exhibits

The following of exhibits are filed with this report:

Exhibit
Number	Description

3.1 (1)	Certificate of Incorporation of UAN Power Corp.

3.2 (1)	By-Laws of UAN Power Corp.

10.1 (2)	Stock Purchase Agreement among Gulf Shores Investments, Inc., David Dreslin, Michael Toups, Entrust of Tampa Bay FBO Edward G. Mass, Entrust of Tampa Bay FBO Van Nguyen, Wan-Fang Liu, Yuan-Hao, Chang and Pei-Chi Yang, dated May 23, 2011.

10.2 (2)	Return to Treasury Agreement between Gulf Shores Investments, Inc. and Wan-Fang Liu, dated May 23, 2011.

10.3 (3)	Form of Subscription Agreement with respect to private placement of common stock.

10.4 (4)	License and Technology Transfer Agreement dated September 14, 2011, between Professor S. H. Hu and Gulf Shores Investments, Inc. (doing business as UAN Power),

10.5 (4)	Tenancy Agreement dated August 25, 2011, between Ideal Development Enterprise Co., Ltd. and Gulf Shores Investments, Inc. (doing business as UAN Power).

10.6 (5)	Agent Contract dated September 23, 2011, between UAN Power Co., Ltd. and UAN Biotech Co., Ltd.

10.7 (5)	Sales Contract dated September 8, 2011, between UAN Power Co., Ltd. and Asia News Network Co., Ltd.

10.8 (6)	Term Promissory Note dated May 31, 2012, in the principal amount of $200,000, payable to Wan-Fang Liu.

10.9 (6)	Term Promissory Note dated May 31, 2012, in the principal amount of $100,000, payable to Wen-Cheng Huang.

10.10 (6)	Term Promissory Note dated May 31, 2012, in the principal amount of $50,000, payable to Tzu-Yung Hsu.

10.11 (6)	Joint Venture Agreement dated as of May 16, 2012 between UAN Power Corp. and Yuan-Hao Chang.

14.1 (6)	Code of Ethics.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

(1)	Filed as an Exhibit to the Company’s Definitive Information Statement, filed with the Securities and Exchange Commission on October 5, 2011, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 23, 2011 and filed on May 24, 2011.

(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 25, 2011 and filed on July 28, 2011.

(4)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

(6)	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAN Power Corp. fka Gulf Shores Investments, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of UAN Power Corp. as of June 30, 2012 and the related statement of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2012, and for the period from May 8, 2009 (date of inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the years ended June 30, 2011 and for the period from May 8, 2009 (date of inception) to June 30, 2011 were audited by other auditors who expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern in their report dated on November 9, 2011. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Power Corp. as of June 30, 2012, and the results of operations and cash flows for the year ended June 30, 2012 and for the period from May 8, 2009 (date of inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficits of $476,715 as of June 30, 2012 that include losses of $252,390 for the year ended June 30, 2012. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens

October 11, 2012

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

Seale and Beers, CPAs

Las Vegas, Nevada

November 9, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
Current Assets
Cash	$87,614	$—
Advanced prepayments	319,896	—
Prepaid expenses	7,751	—
Total Current Assets	415,260	—

Fixed assets, net	57,890	—
License rights, net	83,333	—
Other assets	13,842	12,500
TOTAL ASSETS	$570,324	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$38,673	$8,443
Amounts due to officers & shareholders	20,289	115,647
Other current liabilities	1,431	—
Total Current Liabilities	60,392	124,090

Notes payable to shareholders	350,000	—

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 and 29,998,999 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively.	783	300
Additional paid-in capital	610,906	112,435
Accumulated other comprehensive income	24,958	—
Deficit accumulated during the development stage	(476,715)	(224,325)
Total Stockholders' Equity (Deficit)	159,931	(111,590)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$570,324	$12,500

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Operations and Comprehensive Income (Loss)

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2012	June 30, 2011	June 30, 2012

REVENUES	$175,474	$—	$175,474

COST OF SALES	33,836	—	33,836

GROSS MARGIN	141,638	—	141,638

OPERATING EXPENSES
Consulting Fees - Related Party	41,500	17,000	101,400
Professional Fees	139,635	92,254	279,139
General and administrative expenses	211,765	16,160	236,686

Total Operating Expenses	392,900	125,414	617,225

INCOME (LOSS) FROM OPERATIONS	(251,262)	(125,414)	(475,587)

OTHER EXPENSES
Interest Expense	(1,128)	—	(1,128)

Total other income	(1,128)	—	(1,128)

LOSS BEFORE INCOME TAXES	(252,390)	(125,414)	(476,715)

Income tax expense	—	—	—

NET LOSS	$(252,390)	$(125,414)	$(476,715)

COMPREHENSIVE LOSS
Net Loss	$(252,390)	$(125,414)	$(476,715)
Foreign currency translation	24,958	—	—
Total comprehensive loss	(227,432)	(125,414)	(476,715)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	75,045,702	73,379,370

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) to June 30, 2012

					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Total

Balance, May 8, 2009 - Inception	-	$-	$-	$-	$-	$-	$-

Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)			200
Stock Subscription Receivable			(200)				(200)
Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880			40,000
Net Loss for the period from inception to June 30, 2009					(38,846)		(38,846)
Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$-	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249			250
Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658			660
Collection of stock subscription receivable on September 23, 2009			200				200
Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940			20,000
Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)		(60,065)
Balance, June 30, 2010	78,273,000	$783	$-	$60,327	$(98,911)	$-	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625			51,625
Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483			-
Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)		(125,414)
Balance, June 30, 2011	29,998,000	$300	$-	$112,435	$(224,325)	$-	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023			465,506
Loan forgiveness - Related Parties on March 31, 2011				33,448			33,448
Net Loss for the period from July 1, 2011 to June 30, 2012					(252,390)		(252,390)
Foreign currency translation						24,958	24,958
Balance, June 30, 2012	78,273,000	$783	$-	$610,906	$(476,715)	$24,958	$159,931

The accompanying notes are an integral part of these financial statements

UAN POWER CORP

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2012	June 30, 2011	June 30, 2012

OPERATING ACTIVITIES
Net loss	$(252,390)	$(125,414)	$(476,715)
Amortization expense	58,627	—	58,627
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	19,125	19,125
Adjustments to reconcile net loss to net cash used by operating activities:
Prepaid expenses	(7,751)	—	(7,751)
Other assets	(1,342)	(12,500)	(13,842)
Accounts payable and accrued expenses	30,230	(23,307)	38,673
Other current liabilities	1,431	—	1,431
Net cash used in operating activities	(171,194)	(142,096)	(380,201)

INVESTING ACTIVITIES
Fixed assets purchased	(99,850)	—	(99,850)
License Rights acquisition	(100,000)	—	(100,000)
Advanced prepayments	(319,896)	—	(319,896)
Net cash used in investing activities	(519,746)	—	(519,746)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	350,000	26,000	383,500
Payments on notes payable - related parties	—	(1,000)	(1,000)
Net proceeds from common stock issuance	465,506	—	526,366
Advance from shareholders	33,448	115,647	149,095
Repayment to shareholders	(95,358)	—	(95,358)
Net cash provided by financing activities	753,596	140,647	962,603

EFFECT OF EXCHANGE RATE ON CASH	24,959	—	24,959

NET INCREASE (DECREASE) IN CASH	87,614	(1,449)	87,614

CASH AT BEGINNING OF PERIOD	—	1,449	—

CASH AT END OF PERIOD	$87,614	$—	$87,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH ACTIVITIES:
Related party debt forgiveness	$33,448	$51,625	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholder	$—	$75,000	$75,000

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has not incurred any advertising expense for the years ended June 30, 2012 and 2011, respectively.

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

Segment Reporting and Geographic Information

The Company reports all operations under one business segment. 100% of the Company’s revenues for the years ended June 30, 2012 were generated through the technology licensing agreement described in Note 10.

Segment Reporting and Geographic Information as of and for the years ended June 30, 2012 and 2011 as follows:

	United States	Taiwan
Revenues	$59,946	$115,528
Expenses	(264,601)	(163,263)
Net Income/(Loss)	$(204,655)	$(47,735)

Assets	$578,995	$60,606
Liablities	396,286	109,608
Net Assets	$182,709	$(49,003)

Foreign Currency Translation

The functional currency of the Company’s operations in Taiwan is the New Taiwan Dollar (“TWD”) and its reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At June 30, 2012, the cumulative translation adjustment was $24,958. For the years ended June 30, 2012 and 2011, other comprehensive loss was $24,958 and $0, respectively.

The exchange rates used to translate amounts in TWD into U.S. dollars for the purposes of preparing the combined financial statements were as follows: As of June 30, 2012, the Company used the period-end rates of exchange for assets and liabilities of $1.00 US to TWD 29.91. For the years ended June 30, 2012, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1.00 US to TWD 29.68. The Company used historical rates for equity.

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 and 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Years Ended
	June 30, 2012	June 30, 2011

Net (Loss)	$(252,390)	$(125,414)
Weighted Average Shares	75,045,702	73,379,370
Net (Loss) Per Share	$(0.00)	$(0.00)

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2012, the Company incurred a net loss of $252,390, and had an accumulated deficit of $476,715 from inception on May 8, 2009 through June 30, 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ADVANCED PREPAYMENT

On May 16, 2012, the Company entered into a Joint Venture Agreement with Mr. Yuan-Hao Chang (Shareholder of the Company). The Company has made an advanced prepayment of approximately $320,000 as capital to establish the entities of the Joint Venture. (Refer to Note 10 for additional information)

NOTE 5 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2012:

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

On July 25, 2011 the Company completed a privately placed equity financing, in which 48,275,000 shares of common stock were issued for a purchase price of $.01 per share. The total proceeds of the offering were $465,506 net, of $17,244 costs of issuance.

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	June 30, 2012	June 30, 2011
Leasehold improvements	$99,850	$—
Less: Accumulated amortization and depreciation	(41,960)	—
Fixed assets, net	$57,890	$—

The depreciation and amortization expense for the years ended June 30, 2012 and 2011 were $41,960 and $0, respectively.

NOTE 7 – INTANGIBLE ASSETS

The balances of intangible assets are as follows:

	June 30, 2012	June 30, 2011
License rights	$100,000	$—
Less: Accumulated amortization	(16,667)	—
License rights, net	$83,333	$—

The amortization expense for the years ended June 30, 2012 and 2011 were $16,667 and $0, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On March 31, 2011, the founders and shareholders of the Company forgave certain indebtedness owed to them, resulting in an increase to the Company’s paid in capital of $51,625.

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of June 30, 2012, Parashar Patel, the Company’s Chief Executive Officer, had an outstanding receivable of $289 from the Company which was advanced to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. For the years ended June 30, 2012 and 2011, consultant and professional fees paid to Mr. Patel was $41,500 and $0, respectively.

As of June 30, 2012, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable of $20,000 from the Company which was advanced to the Company to pay administrative and operating expenses.

Parasher Patel (Chief Executive Officer of the Company) provided various consulting and professional services to the Company for which they are compensated. For the years ended June 30, 2012 and 2011, consultant and professional fees paid to related parties were $41,500 and $0, respectively.

NOTE 9 – NOTES PAYABLE – RELATED PARTIES

On May 31, 2012, the Company entered into Promissory Note agreements to borrow $350,000 from Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu (Shareholders and/or Directors of the Company) for operational and possible investment opportunities. The maturity of the Notes is May 31, 2017 and bear interest at 4% per annum.

Interest expenses incurred on the Notes for the years ended June 30, 2012 was $1,667. Interest payable on the Notes at June 30, 2012 was $1,667.

NOTE 10 – COMMITMENTS & CONTINGENCIES

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

Office Space Lease

In August 2011, the Company entered into a two-year operating lease for a facility in Taiwan to meet its needs under the Technology Licensing Agreement. Rent expense for the years ended June 30, 2012 was $54,222.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2013	60,181
6/30/2014	10,030
$70,211

Joint Venture Agreement

On May 16, 2012, the Company entered into a Joint Venture Agreement with Mr. Yuan-Hao Chang (Shareholder of the Company) to develop, own, and operate an agricultural business in China, PRC. The Company will exploit Mr. Chang’s unique experience, skills, knowledge, and techniques in organic fertilizer and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for profits.

Pursuant to the agreement, the Company will own 66% and shall contribute $462,000 as initial capital before October 31, 2012. As of June 30, 2012, the Company has contributed approximately $320,000. The establishment of the Joint Venture business is contingent upon approval of the Joint Venture’s Capital Contribution Verification Report, Business License and Permits from the State Administration of Industry and Commerce (SAIC) of China.

NOTE 11 – INCOME TAXES

At June 30, 2012, the Company has cumulative federal net operating loss carry forwards of approximately $437,253 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Reconciliation of statutory rates to effective tax rates as follows:

	For the Years Ended
	June 30, 2012	June 30, 2011
U.S statutory tax rate	39%	39%
TW foreign tax rate	17%	17%
Valuation allowance	-56%	-56%
Effective tax rate	0%	0%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.

Dated: October 15, 2012	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 15, 2012	/s/ Chung-Hua Yang
Chung-Hua Yang
Chief Financial Officer
(Principal Accounting and Principal
Financial Officer)

Dated: October 15, 2012	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: October 15, 2012	/s/ Tzu-Yung Hsu
Tzu-Yung Hsu
Director

Dated: October 15, 2012	/s/ Wen-Cheng Huang
Wen-Cheng Huang
Director

Dated: October 15, 2012	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director

Dated: October 15, 2012	__________________________
Chih-Wei Chuang
Director