Form 10-K/A
period 2012-06-30
UAN Power Corp
filed 2012-11-13
CIK 1469115

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, originally filed on October 15, 2012 (the “Original Filing”). We are filing this Amendment to revise the Report of Independent Registered Public Accounting Firm to Item 15. Exhibits, Financial Statement Schedules to include the state in which our independent registered public accounting firm is located. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Oakland Gardens, New York

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

Parashar Patel (Chief Executive Officer of the Company) provided various consulting and professional services to the Company for which they are compensated. For the years ended June 30, 2012 and 2011, consultant and professional fees paid to related parties were $41,500 and $0, respectively.

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

UAN Power Corp.

Dated: November 12, 2012	By:	/s/ Parashar Patel
Parashar Patel
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2012	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2012	/s/ Chung-Hua Yang
Chung-Hua Yang
Chief Financial Officer
(Principal Accounting and Principal
Financial Officer)

Dated: November 12, 2012	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: November 12, 2012	/s/ Tzu-Yung Hsu
Tzu-Yung Hsu
Director

Dated: November 12, 2012	/s/ Wen-Cheng Huang
Wen-Cheng Huang
Director

Dated: November 12, 2012	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director

Dated: November 12, 2012	/s/ Chih-Wei Chuang
Chih-Wei Chuang
Director