Form 10-Q
period 2012-09-30
UAN Power Corp
filed 2012-11-21
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			September 30, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54334
UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware				27-0155619
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1021 Hill Street, Suite 200, Three Rivers, Michigan				49093
(Address of principal executive offices)				(Zip Code)
(586) 530-5605
(Registrant’s telephone number, including area code)
N/A
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
[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]		Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
78,273,000 common shares issued and outstanding as of November 21, 2012.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, UAN Power Corp. is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company’s independent registered public accounting firm and other advisers are located in the greater New York area, and were adversely impacted by the lack of communications, transportation, electricity and facilities, and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

UAN POWER CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited interim financial statements for the three month period ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$288,341	$87,614
Inventory	43,269	—
Advanced prepayments	—	319,896
Other current assets	15,412	7,751
Total Current Assets	347,022	415,260

Fixed assets, net	147,993	57,890
License rights, net	78,333	83,333
Land use rights, net	110,373	—
Other assets	60,365	13,842
TOTAL ASSETS	$744,086	$570,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$38,168	$38,673
Amounts due to related parties	198,173	20,289
Other current liabilities	5,509	1,431
Total Current Liabilities	241,850	60,392

Notes payable to shareholders	350,000	350,000

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
UAN Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 and 29,998,999 shares issued and outstanding at June 30, 2012, 2011 and June 30, 2011, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	26,394	24,958
Deficit accumulated during the development stage	(601,212)	(476,715)
Total Uan Power Corp. Stockholders' Equity (Deficit)	36,871	159,931
Noncontrolling Interest	115,365	—
Total Stockholders' Equity (Deficit)	152,236	159,931
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$744,086	$570,324

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	May 8, 2009 to
	September 30, 2012	September 30, 2011	September 30, 2012
Revenues	$57,464	$—	$232,938
Cost of Sales	5,000	—	38,836
Gross Margin	52,464	—	194,102

Operating Expenses
Consulting Fees - Related Party	10,500	21,000	111,900
Professional Fees	30,511	28,293	309,650
General and administrative expenses	157,341	12,411	394,027

Total Operating Expenses	198,352	61,705	815,577

Loss from Operation	(145,888)	(61,705)	(621,475)

Other Expenses
Interest Expense	(3,444)	—	(4,572)

Total other expenses	(3,444)	—	(4,572)

Loss before income tax	(149,332)	(61,705)	(626,047)

Provision for income tax	—	—	—

Net Loss	(149,332)	(61,705)	(626,047)

Less: Net loss attributable to noncontrolling interest	(24,835)	—	(24,835)

Net loss attributable to Uan Power Corp.	$(124,497)	$(61,705)	$(601,212)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	64,863,278

Net loss per share attributable to Uan Power Corp., basic and diluted	$(0.002)	$(0.001)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	May 8, 2009 to
	September 30, 2012	September 30, 2011	September 30, 2012
Net Loss	$(149,332)	$(61,705)	$(626,047)
Other Comprehensive Loss, net of tax
Cumulative Translation Adjustment	1,656	—	26,614
Total Other Comprehensive Loss, net of tax	1,656	—	26,615
Comprehensive Loss	(147,676)	(61,705)	(599,433)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(24,615)	—	(24,615)
Comprehensive Loss attributable to UAN Power Corp.	$(123,061)	$(61,705)	$(574,818)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) to September 30, 2012

					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive	Noncontrolling
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Interest	Total

Balance, May 8, 2009 - Inception	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)				200

Stock Subscription Receivable			(200)					(200)

Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880				40,000

Net Loss for the period from inception to June 30, 2009					(38,846)			(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$—	$—	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249				250

Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658				660

Collection of stock subscription receivable on September 23, 2009			200					200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940				20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)			(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$—	$—	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625				51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483				—

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)			(125,414)

Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$—	$—	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023				465,506

Loan forgiveness - Related Parties on March 31, 2011				33,448				33,448

Net Loss for the period from July 1, 2011 to June 30, 2012					(252,390)			(252,390)

Foreign currency translation						24,958		24,958

Balance, June 30, 2012	78,273,000	$783	$—	$610,906	$(476,715)	$24,958	$—	$159,932

Capital contribution							139,980	139,980

Net Loss for the period from July 1, 2011 to June 30, 2013					(124,497)		(24,835)	(149,332)

Foreign currency translation						1,436	220	1,656

Balance, September 30, 2012	78,273,000	$783	$—	$610,906	$(601,212)	$26,394	$115,365	$152,236

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months	From Inception
	Ended	Ended	May 8, 2009 to
	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(149,332)	$(61,705)	$(626,047)
Adjustments to reconcile net loss including noncontrolling interest to net cash used by operating activities:
Depreciation and amortization expense	17,480	5,827	76,107
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(43,269)	—	(43,269)
Other current assets	(7,661)	—	(15,412)
Other assets	(46,523)	(26,300)	(60,365)
Accounts payable and accrued expenses	(505)	36,795	38,168
Other current liabilities	4,078	—	5,509
Net cash used in operating activities	(225,733)	(45,383)	(605,935)

INVESTING ACTIVITIES
Fixed assets purchased	(102,583)	(99,850)	(202,433)
License rights acquisition	—	(100,000)	(100,000)
Land use rights	(110,373)	—	(110,373)
Advanced prepayments	319,896	—	—
Net cash used in investing activities	106,940	(199,850)	(412,806)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	—	—	383,500
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	465,906	526,366
Capital contribution - noncontrolling interest	139,980	—	139,980
Advance from related parties	177,884	(182,502)	326,979
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities	317,864	283,404	1,280,467

EFFECT OF EXCHANGE RATE ON CASH	1,657	—	26,616

NET INCREASE (DECREASE) IN CASH	200,727	38,171	288,341

CASH AT BEGINNING OF PERIOD	87,614	—	—

CASH AT END OF PERIOD	$288,341	$38,171	$288,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	—	—	—
Income Taxes	—	—	—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

The accompanying notes are an integral part of these financial statements

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

UAN Power Corp. (“UAN Power”), formerly known as Gulf Shores Investments, Inc., was originally incorporated in the State of Nevada on May 8, 2009. UAN Power completed the reincorporation in Delaware under the name UAN Power Corp. on November 14, 2011.

UAN Power has commenced revenue-generating operations in the quarter ended December 31, 2011 (see Note 10), and, in accordance with ASC Topic 915, is considered a development stage company. UAN Power is intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business (a “Target Business”). All activity from inception (May 8, 2009) through UAN Power’s initial public offering on July 14, 2010 was related to UAN Power’s formation and capital raising activities. Activities since UAN Power’s initial public offering related to the identification and investigation of a Target Businesses. UAN Power’s plan is to identify a quality investment opportunity in an operating business, which can benefit from the reverse merger transaction to become a publicly traded company and to subsequently utilize the public equity markets to finance its growth strategy.

On May 11, 2012, UAN Power through its director, established UAN Lee Agricultural Technology Holding Limited (“UAN Lee”) in Hong Kong in pursue of a possible joint venture.

On May 16, 2012, UAN Power officially entered into a joint venture agreement with Mr. Yuan-Hao Chang (“Mr. Chang”), a shareholder of UAN Power, to develop, own and operate an agricultural business in China, PRC (the “Joint Venture”). UAN Power intends to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

On July 2, 2012, UAN Power (through its director and UAN Lee) and Mr. Chang established UAN Sheng Agricultural Technology Development Limited Company (“UAN Sheng”) in China, PRC. As at October 11, 2012, both parties have completed their initial capital contribution to UAN Sheng pursuant to the Joint Venture agreement.

As at October 16, 2012, UAN Lee became wholly owned subsidiary of UAN Power with 3,510,000 capital shares authorized at HKD1.00 par value and 3,510,000 shares issued and outstanding.

UAN Power and its subsidiaries – UAN Lee and UAN Sheng shall be collectively referred throughout as the “Company”.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in the Company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

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

The Company entered into an initial agency agreement for the distribution of products resulting from the technology licensing agreement outlined in Note 10. The agreement requires the payment to the Company service fees of no less than $20,000 monthly for a twelve month period starting October 2011. These revenues are being recognized as received.

The Company entered into a joint venture agreement to develop, own and operate an agricultural business in China, PRC. The Company does not expect to generate any significant revenues over the next twelve months.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Inventory

Inventories are stated at the lower of cost or market determined on a weighted average basis. In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Fixed Assets

Fixed assets are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets:

Machinery and Equipment	10 years
Electronic Equipment	3 years
Leasehold Improvements	2 years or over the life of lease
Office Furniture and Others	5 years
Automobiles	4 years

License Rights

License rights are recorded at cost and amortized over the shorter of the estimated useful life or the expected useful life of the license rights for a five-year period starting September 2011.

Land Use Rights

Land use rights are recorded at cost and amortized over the shorter of the estimated useful life or the expected useful life of the land use rights for thirty-four years and six months.

Appropriation to Statutory Reserve

Pursuant to the laws applicable to the China, PRC, entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in China, PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax in PRC since commencement of operations.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company has incurred advertising expense of $22,347 and $0for the three months ended September 30, 2012 and 2011, respectively.

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

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

Segment Reporting and Geographic Information

The Company reports operations under two business segments-Technology Licensing and Agricultural Development.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Geographic Information as of and for the three months ended September 30, 2012 and 2011 as follows:

	United States of America	Taiwan, ROC	Hong Kong, PRC	China, PRC
Revenues	$—	$57,464	$—	$—
Expenses	(69,293)	(64,407)	(51)	(73,045)
Net Income/(Loss)	$(69,293)	$(6,943)	$(51)	$(73,045)

Assets	$510,396	$37,559	$467,610	$527,838
Liabilities	396,979	93,928	157,691	255
Net Assets	$113,416	$(56,369)	$309,919	$527,584

Foreign Currency Translation

The functional currency of UAN Power is U.S. Dollar (“USD”).

The functional currency of UAN Power’s operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN Lee is Hong Kong Dollar (“HKD”).

The functional currency of UAN Sheng is Chinese Yuan Renminbi (“RMB”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2012, the cumulative translation adjustment was $26,394. For the three months ended September 30, 2012 and 2011, other comprehensive loss was $1,657 and $0, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91
September 30, 2012	29.17	29.83

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
September 30, 2012	7.75	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
September 30, 2012	6.32	6.33

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

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012 and December 31, 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Net Loss attributable to Uan Power Corp.	$(124,497)	$(61,705)
Weighted Average Shares, basic and diluted	78,273,000	64,863,278
Net Loss per Share	$(0.002)	$(0.001)

 Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended September 30, 2012, the Company incurred a net loss of $149,332, and had an accumulated deficit of $626,047 from inception on May 8, 2009 through September 30, 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2012:

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

On June 30, 2012, certain shareholders and founders of the Company forgive debt in the amount of $33,448 and contributed as paid-in capital of the Company.

NOTE 5 – FIXED ASSETS

The balances of fixed assets are as follows:

	September 30, 2012	June 30, 2012
Leasehold improvements	$99,850	$99,850
Equipment & furnitures	102,583	—
Less: Accumulated amortization and depreciation	(54,440)	(41,960)
Fixed assets, net	$147,993	$57,890

The depreciation and amortization expense for the three months ended September 30, 2012 and 2011 were $12,480 and $4,160, respectively.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 6 – INTANGIBLE ASSETS

The balances of intangible assets are as follows:

	September 30, 2012	June 30, 2012
License rights	$100,000	$100,000
Less: Accumulated amortization	(21,667)	(16,667)
License rights, net	$78,333	$83,333

The amortization expense for the three months ended September 30, 2012 and 2011 were $5,000 and $1,667, respectively.

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	September 30, 2012	June 30, 2012
Land use rights	$110,373	$—
Less: Accumulated amortization	—	—
Land use rights, net	$110,373	$—

The amortization expense for the three months ended September 30, 2012 and 2011 were $0 and $0, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of September 30, 2012, Ms. Liu Wan-Fang (a director of the Company) had an outstanding receivable of $23,965 from the Company which was advanced to the Company to pay administrative and operating expenses.

As of September 30, 2012, Parashar Patel, the Company’s Chief Executive Officer, had an outstanding receivable of $2,833 from the Company which was advanced to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. For the three months ended September 30, 2012 and 2011, consultant and professional fees paid to Mr. Patel was $10,500 and $21,000, respectively.

As of September 30, 2012, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable of $171,691 from the Company of which $14,000 was advanced to the Company to pay administrative and operating expenses and $157,691 was advanced to the Company as investment capital in UAN Sheng.

NOTE 9 – NOTES PAYABLE – RELATED PARTIES

On May 31, 2012, the Company entered into Promissory Note agreements to borrow $350,000 from Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu (Shareholders and/or Directors of the Company) for operational and possible investment opportunities. The maturity of the Notes is May 31, 2017 and bear interest at 4% per annum.

Interest expenses incurred on the Notes for the three months ended September 30, 2012 was $3,500. Interest payable on the Notes at September 30, 2012 was $4,667.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

Pursuant to the agreement, the Company will own 66% and shall contribute $462,000 as initial capital before October 31, 2012. As of October 16, 2012, the Company has contributed $462,000 and the State Administration of Industry and Commerce (SAIC) of China has issued the Joint Venture’s Capital Contribution Verification Report, Business License and Permits for the establishment of the Joint Venture.

Office Space Lease

In August 2011, the Company entered into a two-year operating lease for a facility in Taiwan to meet its needs under the Technology Licensing Agreement. Rent expense for the three months ended September 30, 2012 was $16,137.

In June 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement. Rent expense for the three months ended September 30, 2012 was $0.

In August 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement. Rent expense for the three months ended September 30, 2012 was $0.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2013	$52,834
6/30/2014	15,855
6/30/2015	4,937
6/30/2016	4,937
6/30/2017	4,937
Remainder	4,937
$88,439

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 11 – INCOME TAXES

UAN Power was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax.

UAN Power Taiwan Branch was established in Taiwan, ROC and is subject to Taiwan, ROC tax laws.

The Company has not made a provision for U.S. income taxes on undistributed earnings of oversea subsidiaries (UAN Lee and UAN Sheng) with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

UAN Lee was established in Hong Kong and is subject to Hong Kong tax laws. However, there is no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

UAN Sheng was established in China and is subject to China tax laws. However, there is no income tax for agricultural business in China.

At September 30, 2012, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $513,488 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Reconciliation of statutory rates to effective tax rates as follows:

	For the Three Months Ended
	September 30, 2012	September 30, 2011
United States of America	34%	15%
Taiwan, ROC	17%	17%
Hong Kong, PRC	0%	—
China, PRC	0%	—
Valuation allowance	-51%	-32%
Effective Tax Rate	0%	0%

Item 2.   Management's Discussion and Analysis of Financial Condition and Result of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms we", "us", "our" and "our company" mean UAN Power Corp., and our subsidiaries UAN Lee Agricultural Technology Holding Limited, a Hong Kong company and UAN Sheng Agricultural Technology Development Limited Company a Peoples Republic of China company, unless otherwise indicated.

Overview

Our company was originally incorporated in the State of Nevada on May 8, 2009. We completed the reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

Our company was originally organized to seek opportunities to manage income producing commercial and residential real estate properties. Our company’s initial focus was on Florida and the southeastern region of the United States, particularly where it perceived there to be the potential to manage undervalued and distressed properties.

With the change in control on May 23, 2011, however, we stopped pursuing that business. Our company’s new business is to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses. Except as described below, we are not targeting any specific industry. We seek businesses that are profitable, with positive cash flow, with significant growth potential and that can benefit from (i) the advantages that typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

 Our company is currently considered to be a “blank check” company. The Securities and Exchange Commission (“SEC”) defines those companies as any (i) “development stage company that has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing a ‘penny stock’,” within the meaning of Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 12b-2 under the Exchange Act, our company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our equity or debt securities until we have successfully concluded a business combination. Our company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Recent Developments

On May 23, 2011, our company and its principal shareholders, including David Dreslin, our former president, chief financial officer and treasurer, entered into a stock purchase agreement resulting in a change in control of our company. Pursuant to that agreement, Wan-Fang Liu, Yuan-Hao Chang and Pei-Chi Yang purchased an aggregate of 77,775,000 outstanding shares of our company’s common stock, par value $0.00001, from those principal shareholders for an aggregate purchase price of $200,000. The source of the funds for the purchase of the common stock was from the individual purchasers.

On May 23, 2011, we entered into a further agreement with Ms. Liu, pursuant to which 48,275,000 shares of the common stock purchased by Ms. Liu were immediately retired in consideration of the payment of $1.00.

Immediately prior to the completion of the stock purchase and cancellation described above, Mr. Dreslin, who owned 59,925,000 shares, or approximately 77% of the common stock of our company, was the largest shareholder of our company. Upon completion of these transactions, Ms. Liu owned 27,500,000 shares, or approximately 91.7% of the common stock, and became the largest shareholder of our company.

Upon the completion of these transactions, Mr. Dreslin resigned as the sole member of our board of directors and as its president, chief financial officer and treasurer, and Sanjiv Matta resigned as the vice president and secretary. There were no disagreements between either Mr. Dreslin or Mr. Matta and our company. Parashar Patel was appointed as chief executive officer and the sole member of the board of directors, and I-Kai Su was appointed as chief financial officer of our company. The other current members of our board of directors, Wen-Cheng Huang, Wan-Fang Liu, Tzu-Yung Hsu, Chih-Hung Cheng and Li-Ying Tseng, were elected shortly thereafter.

On July 25, 2011, we sold 48,275,000 shares of common stock in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 (or net proceeds of $465,506 after expenses of the offering).

In August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea, in exchange for a one-time licensing fee of $100,000. Triops are prehistoric creatures also known as dinosaur shrimp that are brought to life by adding water to eggs that are in suspended animation. We have not yet begun significant operations using this license.

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

We completed the reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

In December 2011, we established a Taiwan Branch of UAN Power Corp.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, under which we intend to develop, own and operate an agricultural business in China, PRC. We intend to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

For the period ended September 30, 2012, we have entered into various operating lease for office space and facilities, and acquired land use rights in Fujian, China to meet its needs under the Joint Venture Agreement. There can be no assurance that we will generate any revenues from this agricultural business in China.

Results of Operations

For the three month periods ended September 30, 2012 and September 30, 2011

	Three Months Ended
	September 30,
	2012		2011
Revenue	$57,464	$	Nil

Cost of Sales	$5,000	$	Nil
Operating Expenses	$198,352		$61,705
Interest Expense	$3,444	$	Nil
Net Income (Loss)	$(124,497)		$(61,705)

We realized revenues of $57,454 in the three-month period ended September 30, 2012, and no revenue in the three-month period ending September 30, 2011. The increase in revenue was attributable to service fees we received under the sales agency agreement we entered into in September 2011 in connection with our technology license. The agreement requires the payment of service fees of no less than $20,000 per month.

Cost of sales was $5,000 for the three months ended September 30, 2012, as compared to $Nil for the same period, respectively. The increase is due principally to the commencement of our operations in August 2011. Gross margin, which consists of amortization of the license fee, was approximately 91.3%.

Expenses

	Three Months Ended
	September 30,
	2012	2011
Consulting fees – Related party	$10,500	$21,000
Professional fees	$30,511	$28,293
General and administrative expenses	$157,341	$12,411

Operating expenses for three month period ended September 30, 2012 increased by $136,647 compared to the comparative period in 2011 primarily as a result of increased professional fees and general and administrative expenses. Our company has commenced operations of its agricultural business in China in July 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	June 30,
	2012	2012
Current Assets	$347,022	$415,260
Current Liabilities	$241,850	$60,392
Working Capital (Deficit)	$105,172	$354,868

Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Net Cash used in Operating Activities	$(225,733)	$(45,383)
Net Cash provided by (used in) Investing Activities	$106,940	$(199,850)
Net Cash provided by Financing Activities	$317,864	$283,404
Net Increase (Decrease) In Cash	$200,727	$38,171

As of September 30, 2012, we had a cash balance of $288,341 as compared to $87,614 as of June 30, 2012.

Our working capital was $105,172 compared to our working capital of $354,868 at June 30, 2012.

Our total assets at September 30, 2012 were $744,086, as compared to $570,324 at June 30, 2012. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted in the acquisition of land use rights for $110,373, the purchase of fixed assets for $102,583.

Our total liabilities at September 30, 2012 were $591,850, as compared to $410,392 at June 30, 2011. The increase resulted primarily from advances from a shareholder who funded the investment capital of our joint venture.

As a result, our net cash used in operating activities was $225,733 and $45,383 for the three months ended September 30, 2012 and 2011, respectively. Our net cash provided by investing activities increased for the three months ended September 30, 2012 as compared to the same period in September 30, 2011 as a result of our joint venture investment. The net cash provided by investing activities was $106,940, and net cash used in investing activities was $199,850 for the respective periods.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the three months ended September, 2012 and 2011, net cash provided by financing activities was $317,864 and $283,404, respectively.

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

Plan of Operations

In May 2011, we commenced limited operations under our current business model of identifying one or more businesses to merge with or acquire. As described above, in August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain Triops technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. We began our initial operations using this license in August 2011.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, under which we intend to develop, own and operate an agricultural business in China, PRC. We intend to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit. We commenced initial operations in July 2012.

We will evaluate our performance over the next twelve months of operations as we attempt to emerge from the development stage. We have a limited operating budget and must maintain tight expense controls. We expect to finance our Triops operations and joint venture operations primarily through our existing cash and income from operations, if any. However, we will need to obtain additional financing to effectively implement our business plan. If we do not obtain additional financing, we will continue to operate on a reduced budget until such time as more capital can be raised or we may be forced to curtail or discontinue operations. In addition, we are actively pursuing a new business opportunity that would require additional funding over the next twelve months. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

 Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Consulting fees	12 months	50,000
Professional fees	12 months	150,000
Salaries and benefits	12 months	100,000
Other general and administrative expenses	12 months	150,000
Total		450,000

Critical Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in our company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Basis of Presentation

Our company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of our company and its subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

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

Revenue Recognition

Our company is a development stage company as such has realized no product and or directly related expenses.

Our company entered into an initial agency agreement for the distribution of products resulting from the technology licensing agreement outlined in Note 10. The agreement requires the payment to our company service fees of no less than $20,000 monthly for a twelve month period starting October 2011. These revenues are being recognized as received.

Our company entered into a joint venture agreement to develop, own and operate an agricultural business in China, PRC. Our company does not expect to generate any significant revenues over the next twelve months.

Inventory

Inventories are stated at the lower of cost or market determined on a weighted average basis.

In addition, our company estimates net realizable value based on intended use, current market value and inventory aging analyses. Our company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Fixed Assets

Fixed assets are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets:

Machinery and Equipment 10 years

Electronic Equipment 3 years

Leasehold Improvements 2 years or over the life of lease

Office Furniture and Others 5 years

Automobiles 4 years

License Rights

License rights are recorded at cost and amortized over the shorter of the estimated useful life or the expected useful life of the license rights for a five-year period starting September 2011.

Land Use Rights

Land use rights are recorded at cost and amortized over the shorter of the estimated useful life or the expected useful life of the land use rights for thirty-four years and six months.

Appropriation to Statutory Reserve

Pursuant to the laws applicable to the China, PRC, entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) at each year-end). For foreign invested enterprises and joint ventures in China, PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). Our company did not make any appropriations to the reserve funds mentioned above due to lack of profits after tax in PRC since commencement of operations.

Advertising Costs

Our company’s policy regarding advertising is to expense advertising when incurred. Our company has incurred advertising expense of $22,347 and $0for the three months ended September 30, 2012 and 2011, respectively.

Income Taxes

Our company provides for income taxes under ASC 740, “Accounting for Income Taxes.” ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Impairment of Long-Lived Assets

Our company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, our company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, our company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-based compensation

Our company records stock-based compensation in accordance with ASC 718 (formerly SFAS No. 123R, “Share Based Payments”), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Fair Value of Financial Instruments

The standard for “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures of those financial instruments. Our company adopts the standard “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

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

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period-ends. Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our company evaluates the hierarchy disclosures each quarter.

Segment Reporting and Geographic Information

Our company reports operations under two business segments-Technology Licensing and Agricultural Development.

Geographic Information as of and for the three months ended September 30, 2012 and 2011 as follows:

	United States of America	Taiwan, ROC	Hong Kong, PRC	China, PRC
Revenues	$—	$57,464	$—	$—
Expenses	(69,293)	(64,407)	(51)	(73,045)
Net Income/(Loss)	$(69,293)	$(6,943)	$(51)	$(73,045)

Assets	$510,396	$37,559	$467,610	$527,838
Liabilities	396,979	93,928	157,691	255
Net Assets	$113,416	$(56,369)	$309,919	$527,584

Foreign Currency Translation

The functional currency of UAN Power is U.S. Dollar (“USD”).

The functional currency of UAN Power’s operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN Lee is Hong Kong Dollar (“HKD”).

The functional currency of UAN Sheng is Chinese Yuan Renminbi (“RMB”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At September 30, 2012, the cumulative translation adjustment was $26,394. For the three months ended September 30, 2012 and 2011, other comprehensive loss was $1,657 and $0, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91
September 30, 2012	29.17	29.83

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
September 30, 2012	7.75	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
September 30, 2012	6.32	6.33

Comprehensive Income

Our company adopted FASB Accounting Standards Codification 220, “Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Our company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012 and December 31, 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Three Months Ended
	September 30, 2012	September 30, 2011

Net Loss attributable to Uan Power Corp.	$(124,497)	$(61,705)
Weighted Average Shares, basic and diluted	78,273,000	64,863,278
Net Loss per Share	$(0.002)	$(0.001)

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For our company, this ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on our company’s consolidated results of operations or financial condition.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This standard requires entities to present items of net income and other comprehensive income either in a single continuous statement, or in separate, but consecutive, statements of net income and other comprehensive income. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings per share computation does not change. However, the current option under existing standards to report other comprehensive income and its components in the statement of changes in equity is eliminated. In addition, the previous option to disclose reclassification adjustments in the notes to the financial statements is also eliminated, as reclassification adjustments will be required to be shown on the face of the statement under the new standard. For our company, this ASU is effective retrospectively beginning January 1, 2012, with early adoption permitted. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our company’s consolidated results of operations or financial condition.

In December 2011, the FASB released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our company’s financial statements.

Our company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

We are a smaller reporting company and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

We are a smaller reporting company and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2011 our company completed a privately placed equity financing, in which 48,275,000 shares of common stock were issued for a purchase price of $.01 per share. The total proceeds of the offering were $465,506 net, of $17,244 costs of issuance. The sale and issuance of the common stock to the investors pursuant the subscription agreements was completed in reliance upon (i) for investors residing in the United States, the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended, and (ii) for investors residing outside of the United States, the exemption from registration provided for by Regulation S promulgated under the Securities Act.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

Not applicable.

 Item 6.   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011)
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011)
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong UAN Sheng Agricultural Technology Development Limited Company in China, PRC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.

Dated: November 21, 2012	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 21, 2012	By:	/s/ Chung Hu Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

