Form 10-Q/A
period 2012-09-30
UAN Power Corp
filed 2012-12-14
CIK 1469115

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

EXPLANATORY NOTE

The purpose of this Amendment Number 1 (the “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q in XBRL (eXtensible Business Reporting Language) form. The exhibit index of this Amendment No. 1 has been revised to reflect this fact.

No other changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, or exhibits filed as part of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed “filed” with or a part of any registration statement or prospectus into which the Form 10-Q (or this Amendment No. 1 thereto) is incorporated by reference for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liabilities of any of those sections.

30

 Item 6.   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011)
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011)
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong UAN Sheng Agricultural Technology Development Limited Company in China, PRC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to UAN Power Corp.’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2012.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN Power Corp.

Dated: December 14, 2012	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 14, 2012	By:	/s/ Chung Hu Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)