Form 10-Q
period 2012-12-31
UAN Power Corp
filed 2013-03-18
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
	Commission File Number	000-54334

UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware			27-0155619
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
102 North Avenue, Mount Clemens, Michigan			48043
(Address of principal executive offices)			(Zip Code)
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
Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
78,273,000 common shares issued and outstanding as of March 18, 2012.

UAN POWER CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited interim financial statements for the three and six month periods ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$87,186	$41,501
Inventory	51,089	—
Advanced prepayments	—	319,896
Other current assets	18,449	7,099
Current assets from discontinued operations	65	46,764
Total Current Assets	156,789	415,260

Fixed assets, net	140,715	—
License rights, net	—	—
Land use rights, net	109,082	—
Other assets	208,036	—
Other assets from discontinued operations	—	155,065
TOTAL ASSETS	$614,622	$570,324

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$44,477	$24,830
Amounts due to related parties	50,248	20,289
Other current liabilities	9,292	1,167
Current liabilities from discontinued operations	29	14,107
Total Current Liabilities	104,047	60,392

Notes payable to shareholders	505,768	350,000
Other liabilities from discontinued operations	—	—
Total Liabilities	609,815	410,392

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Uan Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at December 31, 2012 and June 30, 2012 respectively	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	13,535	24,958
Deficit accumulated during the development stage	(814,398)	(476,715)
Total Uan Power Corp. Stockholders' Equity (Deficit)	(189,174)	159,931
Noncontrolling Interest	193,980	—
Total Stockholders' Equity (Deficit)	4,807	159,931
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$614,622	$570,324

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	May 8, 2009 to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
Revenues	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—
Gross Margin	—	—	—	—	—

Operating Expenses
Consulting Fees - Related Party	14,000	13,200	24,500	23,700	125,900
Professional Fees	19,839	50,478	47,165	89,273	316,987
General and administrative expenses	88,929	3,615	172,560	5,199	225,471
Total Operating Expenses	122,768	67,293	244,225	118,172	668,358

Loss from Operation	(122,768)	(67,293)	(244,225)	(118,172)	(668,358)

Other Expenses
Interest Expense	(3,971)	—	(7,423)	—	(8,590)
Exchange Gain (Loss)		—	(3,470)	—	(3,470)
Government Subsidy		—	7,925	—	7,925
Total other expenses	(3,971)	—	(2,967)	—	(4,134)

Loss from continuing operations before income tax	(126,739)	(67,293)	(247,193)	(118,172)	(672,492)

Provision for income tax	—	—	—	—	—

Net Loss from continuing operations	(126,739)	(67,293)	(247,193)	(118,172)	(672,492)

Loss from discontinued operations, net of tax	(111,788)	(1,432)	(136,211)	(12,259)	(187,626)

Net Loss	(238,526)	(68,725)	(383,403)	(130,431)	(860,118)
Less: Net loss attributable to noncontrolling interest	(20,885)	—	(45,720)	—	(45,720)

Net loss attributable to Uan Power Corp.	$(217,641)	$(68,725)	$(337,683)	$(130,431)	$(814,398)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(105,854)	$(67,293)	$(201,472)	$(118,172)	$(626,772)
Loss from discontinued operations	(111,788)	(1,432)	(136,211)	(12,259)	(187,626)
Loss attributable to noncontrolling interest, discontinued operations	—	—	—	—	—
Net loss from discontinued operations	(111,788)	(1,432)	(136,211)	(12,259)	(187,626)
Net loss attributable to Uan Power Corp.	$(217,641)	$(68,725)	$(337,683)	$(130,431)	$(814,398)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	78,273,000	78,273,000	71,568,139

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.002)
Discontinued Operations, basic and diluted	$(0.001)	$(0.000)	$(0.002)	$(0.000)
Total	$(0.003)	$(0.001)	$(0.004)	$(0.002)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three	For the Three	For the Six	For the Six	From Inception
	Months Ended	Months Ended	Months Ended	Months Ended	May 8, 2009 to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
Net Loss	$(238,526)	$(68,725)	$(383,403)	$(130,431)	$(860,118)
Other Comprehensive Loss, net of tax
Cumulative Translation Adjustment	(36,366)	—	(9,752)	—	15,206
Total Other Comprehensive Loss, net of tax	(36,366)	—	(9,752)	—	15,206
Comprehensive Loss	(274,892)	(68,725)	(393,154)	(130,431)	(844,911)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(19,435)	—	(44,050)	—	(44,050)
Comprehensive Loss attributable to Uan Power Corp.	$(255,457)	$(68,725)	$(242,842)	$(130,431)	$(800,861)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) to December 31, 2012

	Uan Power Corp. Shareholders'
					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive	Noncontrolling
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Interest	Total

Balance, May 8, 2009 - Inception	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)				200

Stock Subscription Receivable			(200)					(200)

Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880				40,000

Net Loss for the period from inception to June 30, 2009					(38,846)			(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$—	$—	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249				250

Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658				660

Collection of stock subscription receivable on September 23, 2009			200					200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940				20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)			(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$—	$—	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625				51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483				—

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)			(125,414)

Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$—	$—	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023				465,506

Loan forgiveness - Related Parties on March 31, 2011				33,448				33,448

Net Loss for the period from July 1, 2011 to June 30, 2012					(252,390)			(252,390)

Foreign currency translation						24,958		24,958

Balance, June 30, 2012	78,273,000	$783	$—	$610,906	$(476,715)	$24,958	$—	$159,931

Capital contribution							238,030	238,030

Net Loss for the period from July 1, 2012 to December 31, 2012					(337,683)		(45,720)	(383,403)

Foreign currency translation						(11,422)	1,670	(9,751)

Balance, December 31, 2012	78,273,000	$783	$—	$610,906	$(814,398)	$13,536	$193,980	$4,807

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six	For the Six	From Inception
	Months Ended	Months Ended	May 8, 2009 to
	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING ACTIVITIES
Net loss	$(383,403)	$(130,431)	$(860,118)
Less net loss attributable to noncontrolling interest	(45,720)	—	(45,720)
Net loss attributable to Uan Power Corp.	(337,683)	(130,431)	(814,398)
Loss from discontinued operations	136,211	12,259	187,626
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization expense	2,519	—	2,519
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(51,089)	—	(51,089)
Other current assets	(11,350)	—	(18,449)
Other assets	(208,036)	11,100	(208,036)
Accounts payable and accrued expenses	19,647	30,402	44,477
Other current liabilities	8,126	—	9,293
Net cash used in operating activities of continued operations	(441,655)	(76,670)	(828,682)
Net cash used in operating activities of discontinued operations	5,395	(2,752)	(41,104)
Net cash used in operating activities	(436,260)	(79,422)	(869,785)

INVESTING ACTIVITIES
Fixed assets purchased	(141,634)	—	(141,634)
License rights acquisition	—	—	—
Land use rights	(110,373)	—	(110,373)
Advanced prepayments	319,896	—	—
Net cash provided by investing activities of continued operations	67,889	—	(252,007)
Net cash used in investing activities of discontinued operations	—	(199,850)	(199,850)
Net cash provided by (used in) investing activities	67,889	(199,850)	(451,857)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	155,768	—	539,268
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	465,506	526,366
Capital contribution - noncontrolling interest	238,030	—	238,030
Advance from related parties	29,959	(85,856)	145,606
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	423,757	379,650	1,352,912
Net cash provided by financing activities of discontinued operations		—	33,448
Net cash provided by financing activities	423,757	379,650	1,386,360

EFFECT OF EXCHANGE RATE ON CASH	(9,702)	—	22,468

NET INCREASE (DECREASE) IN CASH	45,684	100,378	87,186

CASH AT BEGINNING OF PERIOD	41,501	—	—

CASH AT END OF PERIOD	$87,186	$100,378	$87,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

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

On May 16, 2012, UAN Power officially entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of UAN Power, to develop, own and operate an agricultural business in China, PRC (the “Joint Venture”). UAN Power intends to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in the Company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Discontinued Operations

In November, 2012, the Company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 11 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Fixed Assets

Fixed assets are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets:

Machinery and Equipment	10 years
Electronic Equipment	3 years
Office Furniture and Others	5 years

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agricultural Development.

Geographic Information as of December 31, 2012 and for the six months ended December 31, 2012 and 2011 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(112,670)	(51)	(134,471)
Net Income/(Loss)	$(112,670)	$(51)	$(134,471)

Assets	$362,052	$465,763	$589,254
Liablities	433,235	155,768	20,782
Net Assets	$(71,184)	$309,994	$568,472

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Foreign Currency Translation

The functional currency of UAN Power operations in United States is U.S. Dollar (“USD”).

The functional currency of UAN Power’s discontinued operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN Lee’s operations in Hong Kong is Hong Kong Dollar (“HKD”).

The functional currency of UAN Sheng’s operations in China, PRC is Chinese Yuan Renminbi (“RMB”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012, the cumulative translation adjustment was $13,535. For the six months ended December 31, 2012 and 2011, net other comprehensive loss was $9,751 and $0, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91
December 31, 2012	29.02	28.07

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
December 31, 2012	7.75	7.75

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
December 31, 2012	6.30	6.31

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and December 31, 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

	For the Three Months		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Loss attributable to Uan Power Corp.	$(217,641)	$(68,725)	$(337,683)	$(130,431)
Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	71,568,139
Net Loss per Share	$(0.003)	$(0.001)	$(0.004)	$(0.002)

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ended December 31, 2012, the Company incurred a net loss of $238,526 and a net loss of $383,403 for the six months ended December 31, 2012; and had an accumulated deficit of $860,118 from inception on May 8, 2009 through December 31, 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of December 31, 2012:

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

NOTE 5 – FIXED ASSETS

The balances of fixed assets are as follows:

	December 31, 2012	June 30, 2012
Equipment & furnitures	$19,273	—
Construction in progress	122,361	—
Less: Accumulated amortization and depreciation	(918)	—
Fixed assets, net	$140,715	$—

The depreciation and amortization expense for the six months ended December 31, 2012 and 2011 were $918 and $0, respectively.

NOTE 6 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	December 31, 2012	June 30, 2012
Land use rights	$110,373	$—
Less: Accumulated amortization	(1,291)	—
Land use rights, net	$109,082	$—

The amortization expense for the six months ended December 31, 2012 and 2011 were $1,601 and $0, respectively.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 7 - RELATED PARTY TRANSACTIONS

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of December 31, 2012, Parashar Patel, the Company’s Chief Executive Officer, had an outstanding amount of $1,812 receivable from the Company which was advanced to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. Consulting and professional fees paid to Mr. Patel were $10,500 and 10,500 for the three months ended December 31, 2012 and 2011, respectively, and $24,500 and $23,700 for the six months ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding amount of $48,435 receivable from the Company which was advanced to the Company to pay administrative and operating expenses.

The amounts above are due on demand and non-interest bearing.

NOTE 8 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On May 31, 2012, the Company entered into Promissory Note agreements to borrow $350,000 from Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu who are Shareholders and/or Directors of the Company, collectively the “Holders” for operational and possible investment opportunities. The maturity of the Notes is May 31, 2017 and bear interest at 4% per annum.

On December 1, 2012, the Company and the Holders entered into an amendment agreement to amend the Original Promissory Notes dated May 31, 2012 above, to add an automatic conversion clause to the terms of the Notes.

On December 1, 2012, the Company entered into a convertible note agreement with Yuan-Hao (Michael) Chang (Shareholder of the Company) for the outstanding amounts of HKD 1,222,726 ($157,691) which was advanced to the Company as investment capital in UAN Sheng. The maturity of this Note is December 1, 2017 and bear interest at 4% per annum.

The aggregate outstanding principal and all unpaid accrued interest due under the Convertible Notes above shall be automatically converted into a number of units of Common Stock of the Company equal to (i) the aggregate outstanding principal and unpaid accrued interested due under the Note 1 year from issuance date, divided by $0.02 (Two cents), subject to appropriate adjustment I the event of any unit distribution, unit reverse split, combination, reclassification or other similar recapitalization affecting such units.

Interest expenses incurred on the Notes for the three and six months ended December 31, 2012 was $3,500 and $7,525, respectively. Interest payable on the Notes at December 31, 2012 was $8,692.

NOTE 9 – COMMITMENTS & CONTINGENCIES

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

Office Space Lease

In June 2012, the Company entered into a six-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

In August 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2013	$4,380
6/30/2014	5,586
6/30/2015	4,951
6/30/2016	4,951
6/30/2017	4,951
Remainder	4,951
$29,772

Farm Land Lease

In October 2012, the Company entered into a 20 years land lease consisting of 13.97 acres of land for its agricultural business in China. The lease expires on December 26, 2032. The land is separated into 3 sections consisting of 6.13 acres for Section A, 4.55 acres for Section B, and 3.29 acres for Section C.

Future lease commitments are payable on October 31st of each year as follows:

Section A is based on the current year’s national market purchase price of approximately 551lbs (250kg) of grains.

Section B is based on the current year’s national market purchase price of approximately 441lbs (200kg) of grains.

Section C is based on the current year’s national market purchase price of approximately 331lbs (150kg) of grains.

In November 2012, the Company entered into a 13 years land and housing facility lease consisting of 13.97 acres of land for its agricultural business in China. The lease expires on December 26, 2032. Future lease commitments are payable on August 1st of each year based on the market purchase price of approximately 49,604lbs (22,500kg) of grains.

Total rent expenses for the leases above for the three months ended were $2,961 and for six months ended December 31, 2012 was $2,961, respectively.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES

UAN Power was established under the laws of the State of Delaware and is subject to U.S. federal income tax and Delaware state income tax.

UAN Power Taiwan Branch was established in Taiwan, ROC and is subject to Taiwan, ROC tax laws.

The Company has not made a provision for U.S. income taxes on undistributed earnings of oversea subsidiaries-UAN Lee and UAN Sheng with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in these subsidiaries.

UAN Lee was established in Hong Kong and is subject to Hong Kong tax laws. However, there is no Hong Kong based income; therefore, there is no income tax impact from Hong Kong.

UAN Sheng was established in China and is subject to China tax laws. However, there is no income tax for agricultural business in China.

At December 31, 2012, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $774,936 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Reconciliation of statutory rates to effective tax rates as follows:

	For the Three Months		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
United States of America	34%	15%	34%	15%
Taiwan, ROC	17%	17%	17%	17%
Hong Kong, PRC	—	—	—	—
China, PRC	25%	—	25%	—
Valuation allowance	-51%	-32%	-51%	-32%
China, PRC tax-exempt	-25%	—	-25%	—
Effective Tax Rate	0%	0%	0%	0%

NOTE 11 – DISCONTINUED OPERATIONS

In November 2012, the Company ceased its limited business operations in Taiwan where the Company had entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea (the “Taiwan Business”). In accordance with the applicable accounting guidance for the ceased operations, the results of the Taiwan Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

UAN POWER CORP. AND SUBSIDIARIES

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Summarized financial information for discontinued operations is as follow:

	For the Three Months		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Discontinued Operations
Revenues, net	$23,961	$59,946	$81,424	$59,946

Loss from discontinued operations	$302	$(1,432)	$(24,121)	$(12,259)
Benefit (provision) for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	$302	$(1,432)	$(24,121)	$(12,259)

Disposal
Loss on disposal before income taxes	$(112,090)	$—	$(112,090)	$—
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal, net of tax	$(112,090)	$—	$(112,090)	$—

Total loss from discontinued assets, net of tax	$(111,788)	$(1,432)	$(136,211)	$(12,259)

	December 31, 2012	June 30, 2012
Assets
Cash and equivalents	$32	$46,112
Fixed assets, net	—	57,890
License rights, net	—	83,333
Other assets	33	14,493
Assets of discontinued operations	$65	$201,829

Liabilities
Accounts payables and accrued expenses	$29	$13,843
Other current liabilities	—	264
Liabilities of discontinued operations	$29	$14,107

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean UAN Power Corp., and our subsidiaries UAN Lee Agricultural Technology Holding Limited, a Hong Kong company and UAN Sheng Agricultural Technology Development Limited Company a Peoples Republic of China company, unless otherwise indicated.

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

On May 23, 2011, we entered into a further agreement with Ms. Liu, pursuant to which 48,275,000 shares of the common stock purchased by Ms. Liu were immediately retired in consideration of the payment of $1.00. These shares were subsequently sold in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 on July 25, 2011.

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

Upon the completion of these transactions, we had a change in directors and management of our company.

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

On May 31, 2012, we entered into a term promissory note with Wan-Fang Liu for the principal sum of $200,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

Also on May 31, 2012, we entered into a term promissory note with Wen-Chung Huang for the principal sum of $100,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

Also on May 31, 2012, we entered into a term promissory note with Tzu-Yung Hsu for the principal sum of $50,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

Effective July 3, 2012, our subsidiary, UAN Sheng (Fujian) Agricultural Technology Development Limited Company (“UAN Sheng”), a company established by the board of directors of our company and UAN Lee Agricultural Technology Holding Limited, entered into a partnership agreement with Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (“Jinxiong”) to develop technology in the Greater China Region for the cultivation of tropical peach trees in Masha Town, Taiwan and to promote tropical peaches as the region’s major agricultural product (the “Proposition”).

Pursuant to the terms of the Proposition, UAN Sheng will provide tree species and personnel to undertake the anticipated tree cultivation. The property, provided by Jinxiong, consists of 300 acres of agricultural land located in Liutian Village, Masha Town, Jianyan City, Fujian Province. UAN Sheng will acquire 70% of the Proposition’s earnings and Jinxiong will acquire the remaining 30% of the Proposition’s earnings, after tax deductions. In addition, the taxes allocated on the Proposition will be distributed as UAN Shen which will be responsible for 70% of the taxes due and Jinxiong will be responsible for the remaining 30% of the taxes. Furthermore, both parties will each acquire 50% of the government agricultural subsidiary.

In conjunction with the partnership agreement, on October 18, 2012, UAN Sheng entered into a concession agreement with Lin Changbin, whereas UAN Sheng has agreed to lease from Lin Changbin the rights to a property of 300 acres, containing approximately 8,800 pear trees, in Erlian Shan of Zhuzhou Village, from October 18, 2012 to December 31, 2025. Pursuant to the terms of the concession agreement, UAN Sheng will pay a sapling fee for an aggregate of RMB¥500,000 to Lin Changbin which includes a deposit of RMB¥100,000 paid immediately upon signing of the concession agreement and the balance was paid in one payment in October, 2012.

On July 7, 2012 UAN Sheng entered into a transfer agreement with Guifang Chen, whereby Guifang Chen has agreed to transfer a factory building and land use rights on a property in the city of Jianyang. Guifang Chen shall transfer to UAN Sheng the use rights of 7.53 acre of land located in Liangdong Village, Shuishang Xian, Masha Town, Jianyang City and all current factory equipment, effective July 9, 2012 to December 31, 2046. Guifang Chen will be compensated an aggregate of RMB¥650,000 by UAN Sheng, which includes a deposit of RMB¥200,000 to be paid upon execution of the transfer agreement and the balance was paid in one payment in July, 2012. As per the terms of the transfer agreement, UAN Sheng will be responsible for the all taxes and fees related to the transfer.

On July 2, 2012, UAN Sheng entered into a renting agreement with Jianyang City Construction Supervision Team Masha (“Jianyang Construction”) whereby Jianyang Construction has agreed to lease a business location (gross area of 170.661 m2) to UAN Sheng for a term of six years. The store location is Room 204, No. 2 Building, 342 West Marsha Street, Culture Plaza Masha Town, Jianyang City. The monthly rent for the location is RMB¥26000 which must be paid on a quarterly basis, pursuant to the terms of the renting agreement.

On August 8, 2012, UAN Sheng, entered into a leasing agreement with Yongliang Yang, whereby Yang has agreed to lease a property for residential use to UAN Sheng for a period of 12 months, effective August 10, 2012. The property, of approximately 119.48 m2, is located at No. 818 South Jiahe, Tongyou Street, Jianyang City, Fujian Province and is bound by a monthly payment of RMB¥200. Once expired, the lease agreement may be negotiated to be extended.

In November 2012, we ceased our limited business operations and disposed the assets in Taiwan where we had entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea (the “Taiwan Business”).

On December 31, 2012, we entered into a global amendment to the term promissory notes dated May 31, 2012 with each of Wan-Fang Liu, Wen-Chan Huang and Tsu-Yung Hsu. The amendment provides for the conversion of the aggregate outstanding principal and all unpaid accrued interest due under the notes into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02. No fractional units will be issued in connection with any conversion. Fractional units will be rounded to the nearest whole number.

On December 1, 2012, we entered into a convertible promissory note with Yuan-Hao Chang for the principal sum of $157,691 with a maturity date of December 1, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed. On December 1, 2013 the aggregate outstanding principal and all unpaid accrued interest due under the note shall automatically be converted into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02. No fractional units will be issued in connection with any conversion. Fractional units will be rounded to the nearest whole number.

Results of Operations

For the three month period ended December 31, 2012 and December 31, 2011

	Three Months Ended
	December 31,
	2012		2011
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$122,768		67,293
Interest Expense		$3,971	$	Nil
Exchange Gain (Loss)	$	Nil	$	Nil
Government Subsidy	$	Nil	$	Nil
Net Income (Loss)		$(126,739)		(67,293)

We realized revenues of $Nil in the three-month periods ended December 31, 2012 and December 31, 2011.

Cost of sales was $Nil for the three months ended December 31, 2012 and December 31, 2011.

Expenses

	Three Months Ended
	December 31,
	2012	2011
Consulting fees – Related party	$14,000	$13,200
Professional fees	$19,839	$50,478
General and administrative expenses	$88,929	$3,615

Operating expenses for three month period ended December 31, 2012 increased by $55,475 compared to the comparative period in 2011 primarily as a result of an increase in general and administrative expenses. Our company commenced operations of its agricultural business in China in July 2012.

For the six month period ended December 31, 2012 and December 31, 2011

	Six Months Ended
	December 31,
	2012		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$244,225		$118,172
Interest Expense		$7,423	$	Nil
Exchange (Gain) Loss		$3,470	$	Nil
Government Subsidy		$(7,925)	$	Nil
Net Income (Loss)		$(247,193)		$(118,172)

We realized revenues of $Nil in the six-month periods ended December 31, 2012 and December 31, 2011.

Cost of sales was $Nil for the six months ended December 31, 2012 and December 31, 2011.

Expenses

	Six Months Ended
	December 31,
	2012	2011
Consulting fees – Related party	$24,500	$23,700
Professional fees	$47,165	$89,273
General and administrative expenses	$172,560	$5,199

Operating expenses for six month period ended December 31, 2012 increased by $126,053 compared to the comparative period in 2011 primarily as a result of increases in general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	June 30,
	2012	2012
Current Assets	$156,789	$415,260
Current Liabilities	$104,047	$60,392
Working Capital (Deficit)	$52,742	$354,868

Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
Net Cash used in Operating Activities	$(436,260)	$(79,422)
Net Cash provided by (used in) Investing Activities	$67,889	$(199,850)
Net Cash provided by Financing Activities	$423,757	$379,650
Net Increase (Decrease) In Cash	$45,684	$100,378

As of December 31, 2012, we had a cash balance of $87,186 as compared to $41,501 as of June 30, 2012.

Our working capital as of December 31, 2012 was $52,742 compared to our working capital of $354,868 at June 30, 2012.

Our total assets as of December 31, 2012 were $614,622, as compared to $570,324 at June 30, 2012. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted in the acquisition of land use rights of $110,373, the purchase of other fixed assets of $141,634.

Our total liabilities at December 31, 2012 were $609,815, as compared to $410,392 at June 30, 2012. The increase resulted primarily from an increase in notes payable to shareholders.

As a result, our net cash used in operating activities was $436,260 and $79,422 for the six months ended December 31, 2012 and 2011, respectively.

Our net cash provided by investing activities increased for the six months ended December 31, 2012 as compared to the same period in December 31, 2011 as a result of our joint venture investment. The net cash provided by investing activities for the six months ended December 31, 2012 was $67,889, and net cash used in investing activities was $199,850 for the six months ended December 31, 2011.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the six months ended December 31, 2012 and 2011, net cash provided by financing activities was $423,757 and $379,650, respectively.

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

In November 2012, we ceased our limited business operations and disposed the assets in Taiwan where we had entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea (the “Taiwan Business”).

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Consulting fees	12 months	50,000
Professional fees	12 months	75,000
Salaries and benefits	12 months	150,000
Other general and administrative expenses	12 months	150,000
Total		425,000

Critical Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in our company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Discontinued Operations

In November 2012, our company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 11 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Fixed Assets

Fixed assets are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets:

Machinery and Equipment	10 years
Electronic Equipment	3 years
Office Furniture and Others	5 years

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

Segment Reporting and Geographic Information

Our company reports operations under one business segments-Agricultural Development.

Geographic information as of December 31, 2012 and for the six months ended December 31, 2012 and 2011 as follows:

	United States of America		Hong Kong, PRC		China, PRC
Revenues	$	Nil	$	Nil	$	Nil
Expenses		(112,670)		(51)		(134,471)
Net Income/(Loss)		$(112,670)		$(51)		$(134,471)

Assets		$362,052		$465,763		$589,254
Liabilities		433,235		155,768		20,782
Net Assets		$(71,184)		$309,994		$568,472

Foreign Currency Translation

The functional currency of UAN Power operations in United States is U.S. Dollar (“USD”).

The functional currency of UAN Power’s discontinued operations in Taiwan is New Taiwan Dollar (“TWD”).

The functional currency of UAN Lee’s operations in Hong Kong is Hong Kong Dollar (“HKD”).

The functional currency of UAN Sheng’s operations in China, PRC is Chinese Yuan Renminbi (“RMB”).

Transactions denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At December 31, 2012, the cumulative translation adjustment was $13,535. For the six months ended December 31, 2012 and 2011, net other comprehensive loss was $9,751 and $0, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91
December 31, 2012	29.02	28.07

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
December 31, 2012	7.75	7.75

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
December 31, 2012	6.30	6.31

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012 and December 31, 2011, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Three Months		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net Loss attributable to Uan Power Corp.	$(217,641)	$(68,725)	$(337,683)	$(130,431)
Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	71,568,139
Net Loss per Share	$(0.003)	$(0.001)	$(0.004)	$(0.002)

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For our company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on our company’s financial results or disclosures.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011)
32

Exhibit Number	Description
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011)
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011)
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011)
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012)
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
10.13	Partnership Agreement effective July 3, 2012 between Uan Sheng (Fujian) Agricultural Technology Co., Ltd. and Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012)
10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012)
10.15	Transfer Agreement as of July 7, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Guifang Chen (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012)
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012)
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012)
33

Exhibit Number	Description
10.18*	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang
10.19*	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu.
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012)
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong UAN Sheng Agricultural Technology Development Limited Company in China, PRC.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN POWER CORP.

Dated: March 18, 2013	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 18, 2013	By:	/s/ Parashar Patel
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

35