Form 10-Q
period 2013-03-31
UAN Power Corp
filed 2013-05-20
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2013
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-54334

UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware	27-0155619
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
102 North Avenue, Mount Clemens, Michigan	48043
(Address of principal executive offices)	(Zip Code)
(586) 530-5605
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

78,273,000 common shares issued and outstanding as of May 20, 2013.

UAN POWER CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$94,132	$41,501
Inventory	363,400	—
Advanced prepayments	—	319,896
Other current assets	6,100	7,099
Current assets from discontinued operations	275	46,764
Total Current Assets	463,907	415,260

Fixed assets, net	155,415	—
Land use rights, net	108,877	—
Other assets	14,273	—
Other assets from discontinued operations	—	155,065
TOTAL ASSETS	$742,471	$570,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$49,474	$24,830
Amounts due to related parties	332,419	20,289
Due to affiliated company	20,000
Other current liabilities	13,769	1,167
Current liabilities from discontinued operations	—	14,107
Total Current Liabilities	415,662	60,393

Notes payable to shareholders	350,000	350,000
Other liabilities from discontinued operations	—	—
Total Liabilities	765,662	410,393

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Uan Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 and 29,998,999 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	15,898	24,958
Deficit accumulated during the development stage	(895,970)	(476,715)
Total Uan Power Corp. Stockholders' Equity (Deficit)	(268,383)	159,932
Noncontrolling Interest	245,192	—
Total Stockholders' Equity (Deficit)	(23,191)	159,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$742,471	$570,325

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From Inception
	For the Three Months		For the Nine Months Ended		May 8, 2009 to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Revenues	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—
Gross Margin	—	—	—	—	—

Operating Expenses
Consulting Fees - Related Party	10,000	7,800	34,500	31,500	135,900
Professional Fees	8,105	21,003	55,270	110,276	325,093
General and administrative expenses	83,601	34,939	256,161	40,138	309,071

Total Operating Expenses	101,706	63,742	345,931	181,914	770,064

Loss from Operation	(101,106)	(63,742)	(345,931)	(181,914)	(770,064)

Other Expenses
Interest Expense	(5,036)	—	(12,459)	—	(13,626)
Exchange Gain (Loss)	(5)	—	(3,475)	—	(3,475)
Government Subsidy	12	—	7,937	—	7,937

Total other expenses	(5,030)	—	(7,997)	—	(9,164)

Loss from continuing operations before income tax	(106,735)	(63,742)	(353,928)	(181,914)	(779,228)

Provision for income tax	—	—	—	—	—

Net Loss from continuing operations	(106,735)	(63,742)	(353,928)	(181,914)	(779,228)

Loss from discontinued operations, net of tax	247	(3,379)	(135,964)	(15,638)	(187,380)

Net Loss	(106,489)	(67,121)	(489,892)	(197,552)	(966,607)

Less: Net loss attributable to noncontrolling interest	(24,917)	—	(70,637)	—	(70,637)

Net loss attributable to Uan Power Corp.	$(81,572)	$(67,121)	$(419,255)	$(197,552)	$(895,970)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(81,819)	$(63,742)	$(283,291)	$(181,914)	$(708,591)

Loss from discontinued operations	247	(3,379)	(135,964)	(15,638)	(187,380)
Loss attributable to noncontrolling interest, discontinued operations	—	—	—	—	—
Net loss from discontinued operations	247	(3,379)	(135,964)	(15,638)	(187,380)
Net loss attributable to Uan Power Corp.	$(81,572)	$(67,121)	$(419,255)	$(197,552)	$(895,970)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	78,273,000	78,273,000	73,981,889

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.003)
Discontinued Operations, basic and diluted	$—	$—	$(0.002)	$(0.000)
Total	$(0.001)	$(0.001)	$(0.005)	$(0.003)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		May 8, 2009 to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
Net Loss	$(106,489)	$(67,121)	$(489,892)	$(197,552)	$(966,607)
Other Comprehensive Loss, net of tax
Cumulative Translation Adjustment	3,691	3,963	(6,061)	3,963	18,897
Total Other Comprehensive Loss, net of tax	3,691	3,963	(6,061)	3,963	18,897
Comprehensive Loss	(102,798)	(63,158)	(495,953)	(193,589)	(947,710)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(23,588)	—	(67,638)	—	(67,638)
Comprehensive Loss attributable to Uan Power Corp.	$(79,210)	$(63,158)	$(428,315)	$(193,589)	$(880,072)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine Months Ended		May 8, 2009 to
	March 31, 2013	March 31, 2012	March 31, 2013

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(489,892)	$(197,552)	$(966,607)
Less: Loss from discontinued operations	(135,964)	(15,638)	(187,380)
Loss from continuing operations	(353,928)	(181,914)	(779,227)
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization expense	4,203	—	4,203
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(363,400)	—	(363,400)
Other current assets	999	—	(6,100)
Other assets	(14,272)	5,401	(14,272)
Accounts payable and accrued expenses	24,644	9,339	49,474
Other current liabilities	12,602		13,769
Net cash used in operating activities of continued operations	(689,152)	(167,174)	(1,076,178)
Net cash provided by operating activities of discontinued operations	51,725	26,866	5,226
Net cash used in operating activities	(637,427)	(140,308)	(1,070,952)

INVESTING ACTIVITIES
Fixed assets purchased	(156,441)	—	(156,441)
Land use rights	(111,296)	—	(111,296)
Advanced prepayments	319,896	—	—
Net cash provided by (used in) investing activities of continued operations	52,159	—	(267,737)
Net cash used in investing activities of discontinued operations	—	(199,850)	(199,850)
Net cash provided by (used in) investing activities	52,159	(199,850)	(467,587)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	—	—	383,500
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	465,506	526,366
Capital contribution - noncontrolling interest	312,830	—	312,830
Advance from related parties and affiliated company	332,130	(100,196)	447,777
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	644,960	365,310	1,574,115
Net cash provided by financing activities of discontinued operations		64,311	33,448
Net cash provided by financing activities	644,960	429,621	1,607,563

EFFECT OF EXCHANGE RATE ON CASH	(6,819)	2,107	25,350

NET INCREASE (DECREASE) IN CASH	52,873	91,570	94,374

CASH
Beginning of period	41,501	—	—
End of period	94,374	91,570	94,374
Less: cash and cash equivalents of discontinued operations at end of year	242	72,509	242
CASH AT END OF PERIOD	$94,132	$19,061	$94,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

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

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

UAN Power (USA)
UAN Power (Taiwan Branch) (Discontinued Operations)
100%
UAN Lee (Hong Kong Holding)
66%
UAN Sheng (China, PRC Operating)
34%
Mr. Michael Chang

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in the Company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended March 31, 2013are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Discontinued Operations

In November 2012, the Company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 12 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

(Unaudited)

Revenue Recognition

The Company is a development stage company as such has realized no product and or directly related expenses.

The Company entered into a joint venture agreement to develop, own and operate an agricultural business in China, PRC. The Company does not expect to generate any significant revenues over the next twelve months.

Inventory

The Company recognize all direct and indirect costs of growing crops in accordance to ASC 905-330-25 "Agriculture Inventory Recognition". ASC 905-330-25 requires all direct and indirect costs of growing crops to accumulate as inventory until the time of harvest. Some crop costs such as soil preparation, which are incurred before planting are deferred and allocated until harvest. Inventories are stated at the lower of cost or market determined on a weighted average basis.

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

(Unaudited)

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agricultural Development.

Geographic Information as of March 31, 2013 and for the nine months ended March 31, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(145,940)	(233)	(207,756)
Net Income/(Loss)	$(145,940)	$(233)	$(207,756)

Assets	$343,723	$609,816	$735,627
Liablities	448,176	300,395	17,091
Net Assets	$(104,453)	$309,421	$718,536

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

The financial statements of the Company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2013, the cumulative translation adjustment was $15,898. For the nine months ended March 31, 2013 and 2012, net other comprehensive income (loss) was $(6,061) and $3,963, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91	-
March 31, 2013	29.02	28.07

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	-	-
March 31, 2013	7.76	7.75

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	-	-
March 31, 2013	6.27	6.30

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(81,819)	$(63,742)	$(283,291)	$(181,914)
Discontinued operations	$247	$(3,379)	$(135,964)	$(15,638)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	73,981,889

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.004)	$(0.003)
Discontinued operations	$—	$—	$(0.002)	$(0.000)

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

 Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ended March 31, 2013, the Company incurred a net loss of $106,489, and a net loss of $489,892 for the nine months ended March 31, 2013; and had an accumulated deficit of $895,970 as of March 31, 2013. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2013:

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

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	March 31, 2013	June 30, 2012
Raw materials	$72,180	$—
Growing crops	291,220	—
Harvested crops	—	—
Less: Obsolete/write-down	—	—
Inventory, net	$363,400	$—

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	March 31, 2013	June 30, 2012
Equipment & furnitures	$19,730	$—
Construction in progress	137,491	—
Less: Accumulated amortization and depreciation	(1,806)	—
Fixed assets, net	$155,415	$—

The depreciation and amortization expense for the three months ended March 31, 2013 and 2012 were $878 and $0, respectively; and for the nine months ended March 31, 2013 and 2012 were $1,796 and $0, respectively.

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	March 31, 2013	June 30, 2012
Land use rights	$111,296	$—
Less: Accumulated amortization	(2,419)	—
Land use rights, net	$108,877	$—

The amortization expense for the three months ended March 31, 2013 and 2012 were $802 and $0, respectively; and for nine months ended March 31, 2013 and 2011 were $2,407 and $0, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of March 31, 2013, Parashar Patel, the Company’s Chief Executive Officer, had an outstanding receivable amount of $3,549 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. Consulting and professional fees paid to Mr. Patel were $2,500 and $7,800 for the three months ended March 31, 2013 and 2012, respectively, and $27,000 and $31,500 for the nine months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has the amount advanced to the Company to pay administrative and operating expenses. Mr. Chang provides various consulting and professional services to the Company for which he is compensated. Consulting and professional fees paid to Mr. Chang were $7,500 and $0 for the three months ended March 31, 2013 and 2012 respectively, and $7,500 and $0 for the nine months ended March 31, 2013 and 2012 respectively.

As of March 31, 2013, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $300,395 from the Company which he has advanced the amount to the Company as capital investment in the joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10).

As of March 31, 2013, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

The amounts above are due on demand and non-interest bearing.

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

The aggregate outstanding principal and all unpaid accrued interest due under the Convertible Notes above shall be automatically converted in to a number of units of Common Stock of the Company equal to (i) the aggregate outstanding principal and unpaid accrued interested due under the Note one year from issuance date, divided by $0.02 (Two cents), subject to appropriate adjustment in the event of any unit distribution, unit reverse split, combination, reclassification or other similar recapitalization affecting such units.

Interest expenses incurred on the Notes for the three and nine months ended March 31, 2013 was $5,077 and $12,603, respectively. Interest payable on the Notes at March 31, 2013 was $13,769.

NOTE 10 – COMMITMENTS & CONTINGENCIES

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

Pursuant to the agreement, the Company will own 66% and shall contribute $462,000 as initial capital before October 31, 2012. By October 16, 2012, the Company has contributed $462,000 and the State Administration of Industry and Commerce (SAIC) of China has issued the Joint Venture’s Capital Contribution Verification Report, Business License and Permits for the establishment of the Joint Venture. As of March 31 2013, the Company has contributed a total of $605,300 as investment capital.

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Office Space Lease

In June 2012, the Company entered into a six-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

In August 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2013	$ 2,202
6/30/2014	5,617
6/30/2015	4,979
6/30/2016	4,979
6/30/2017	4,979
Remainder	4,979
$ 27,734

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

In December 2012, the Company entered into a month to month office space lease in Michigan state for $200 a month.

Total rent expenses for the leases above were $12,998 for the three months ended March 31, 2013; and $16,159 for nine months ended March 31, 2013, respectively.

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

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

At March 31, 2013, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $857,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Reconciliation of statutory rates to effective tax rates as follows:

	For the Three Months		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
United States of America	34%	15%	34%	15%
Taiwan, ROC	17%	17%	17%	17%
Hong Kong, PRC	-	-	-	-
China, PRC	25%	-	25%	-
Valuation allowance	-51%	-32%	-51%	-32%
China, PRC tax-exempt	-25%	-	-25%	-
Effective Tax Rate	0%	0%	0%	0%

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 – DISCONTINUED OPERATIONS

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

Summarized financial information for discontinued operations is as follow:

	For the Three Months		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Discontinued Operations
Revenues, net	$—	$(37,748)	$81,424	$22,198

Loss from operations of discontinued components	$247	$(3,379)	$(23,874)	$(15,638)
Benefit (provision) for income taxes	—	—	—	—
Loss from operations of discontinued components, net of tax	$247	$(3,379)	$(23,874)	$(15,638)

Disposal
Loss on disposal in discontinued components	$—	$—	$(112,090)	$—
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$—	$(112,090)	$—

Total loss from discontinued operations, net of tax	$247	$(3,379)	$(135,964)	$(15,638)

	March 31, 2013	June 30, 2012
Assets
Cash and equivalents	$242	$46,112
Other current assets		$652
Fixed assets, net	—	57,890
License rights, net	—	83,333
Other assets	33	13,842
Total assets of discontinued operations	$275	$201,829

Liabilities
Accounts payables and accrued expenses	$—	$13,843
Other current liabilities	—	264
Total liabilities of discontinued operations	$—	$14,107

Item 2.    Management’s Discussion and Analysis of Financial Condition and Result of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean UAN Power Corp., and our subsidiaries UAN Lee Agricultural Technology Holding Limited, a Hong Kong company, and UAN Sheng Agricultural Technology Development Limited Company, a People’s Republic of China company, unless otherwise indicated.

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

With a change in control on May 23, 2011, we stopped pursuing that business. Our company’s new business is to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other business combination with one or more entities that have operating businesses. Except as described below, we are not targeting any specific industry. We seek businesses that are profitable, with positive cash flow, with significant growth potential and that can benefit from (i) the advantages that typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

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

On May 23, 2011, our company and our principal shareholders, including David Dreslin, our former president, chief financial officer and treasurer, entered into a stock purchase agreement resulting in a change in control of our company. Pursuant to that agreement, Wan-Fang Liu, Yuan-Hao Chang and Pei-Chi Yang purchased an aggregate of 77,775,000 outstanding shares of our company’s common stock, par value $0.00001, from those principal shareholders for an aggregate purchase price of $200,000. The source of the funds for the purchase of the common stock was from the individual purchasers.

On May 23, 2011, we entered into a further agreement with Ms. Liu, pursuant to which 48,275,000 shares of the common stock purchased by Ms. Liu were immediately returned to our company in consideration of the payment of $1.00. These shares were subsequently sold in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 on July 25, 2011.

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

In December 2011, we established a Taiwan branch of UAN Power Corp.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, under which we intended to develop, own and operate an agricultural business in the People’s Republic of China. We intend to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

On May 31, 2012, we entered into a term promissory note with Ms. Liu for the principal sum of $200,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

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

On July 2, 2012, UAN Sheng (Fujian) Agricultural Technology Development Limited Company (“UAN Sheng”), a company established by the board of directors of our company, entered into a renting agreement with Jianyang City Construction Supervision Team Masha (“Jianyang Construction”) whereby Jianyang Construction has agreed to lease a business location (gross area of 170.661 m2) to UAN Sheng for a term of six years. The store location is Room 204, No. 2 Building, 342 West Marsha Street, Culture Plaza Masha Town, Jianyang City. The monthly rent for the location is RMB¥26000 which must be paid on a quarterly basis, pursuant to the terms of the renting agreement.

Effective July 3, 2012, our subsidiary, UAN Sheng, and UAN Lee Agricultural Technology Holding Limited, entered into a partnership agreement with Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (“Jinxiong”) to develop technology in the Greater China Region for the cultivation of tropical peach trees in Masha Town, Taiwan and to promote tropical peaches as the region’s major agricultural product (the “Proposition”).

Pursuant to the terms of the Proposition, UAN Sheng will provide tree species and personnel to undertake the anticipated tree cultivation. The property, provided by Jinxiong, consists of 300 acres of agricultural land located in Liutian Village, Masha Town, Jianyan City, Fujian Province. UAN Sheng will acquire 70% of the Proposition’s earnings and Jinxiong will acquire the remaining 30% of the Proposition’s earnings, after tax deductions. In addition, the taxes allocated on the Proposition will be distributed pro-rated to the interests of each party, as UAN Sheng will be responsible for 70% of the taxes due and Jinxiong will be responsible for the remaining 30% of the taxes due. Furthermore, both parties will each acquire 50% of the government agricultural subsidiary.

On July 7, 2012, UAN Sheng entered into a transfer agreement with Guifang Chen, whereby Guifang Chen has agreed to transfer a factory building and land use rights on a property in the city of Jianyang. Guifang Chen shall transfer to UAN Sheng the use and rights of 7.53 acres of land located in Liangdong Village, Shuishang Xian, Masha Town, Jianyang City and all current factory equipment, effective July 9, 2012 and until December 31, 2046. Guifang Chen will be compensated an aggregate of RMB¥650,000 by UAN Sheng, which includes a deposit of RMB¥200,000 to be paid upon execution of the transfer agreement and the balance was paid in one payment in July, 2012. As per the terms of the transfer agreement, UAN Sheng will be responsible for the all taxes and fees related to the transfer.

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

In conjunction with the partnership agreement, on October 18, 2012, UAN Sheng entered into a concession agreement with Lin Changbin, whereas UAN Sheng has agreed to lease from Lin Changbin the rights to a property of 300 acres, containing approximately 8,800 pear trees, in Erlian Shan of Zhuzhou Village, from October 18, 2012 to December 31, 2025. Pursuant to the terms of the concession agreement, UAN Sheng will pay a sapling fee of an aggregate of RMB¥500,000 to Lin Changbin which includes a deposit of RMB¥100,000 paid immediately upon signing of the concession agreement and the balance was paid in one payment in October, 2012.

In November 2012, we ceased our limited business operations and disposed of the assets in Taiwan where we had entered into a technology licensing and transfer agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea.

On December 1, 2012, we entered into a convertible promissory note with Yuan-Hao Chang for the principal sum of $157,691 with a maturity date of December 1, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed. On December 1, 2013, the aggregate outstanding principal and all unpaid accrued interest due under the note shall automatically be converted into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02. No fractional units will be issued in connection with any conversion. Fractional units will be rounded to the nearest whole number.

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

Results of Operations

For the three-month period ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31,
	2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$101,706		$63,742
Interest Expense		$5,036	$	Nil
Exchange Gain (Loss)		$(5)	$	Nil
Government Subsidy		$12	$	Nil
Loss (gain) from discontinued operations, net of tax		$(247)		$3,379
Net Income (Loss)		$(106,489)		$(67,121)

We realized revenues of $Nil in the three-month period ended March 31, 2013 and $Nil for the three-month period ended March 31, 2012.

Cost of sales was $Nil for the three-month ended March 31, 2013 and $Nil for the three-month ended March 31, 2012.

Expenses

	Three Months Ended
	March 31,
	2013	2012
Consulting fees – Related party	$10,000	$7,800
Professional fees	$8,105	$21,003
General and administrative expenses	$83,601	$34,939

Operating expenses for three month period ended March 31, 2013 increased by $37,694 or approximately 60% compared to the comparative period in 2012 primarily as a result of an increase in consulting fees – related party and general and administrative expenses. Our company commenced operations of our agricultural business in China in July 2012.

For the nine-month period ended March 31, 2013 and March 31, 2012

	Nine Months Ended
	March 31,
	2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$345,931		$181,914
Interest Expense		$12,459	$	Nil
Exchange Loss		$3,475	$	Nil
Government Subsidy		$(7,937)	$	Nil
Loss from discontinued operations, net of tax		$135,964		$15,638
Net Loss		$(489,892)		$(197,552)

We realized revenues of $Nil and $Nil in the nine-month periods ended March 31, 2013 and March 31, 2012, respectively.

Cost of sales was $Nil and $Nil for the nine-months ended March 31, 2013 and March 31, 2012, respectively.

Expenses

	Nine Months Ended
	March 31,
	2013	2012
Consulting fees – Related party	$34,500	$31,500
Professional fees	$55,270	$110,276
General and administrative expenses	$256,161	$40,138

Operating expenses for the nine-month period ended March 31, 2013 increased by $164,017 or approximately 90% compared to the comparative period in 2012 primarily as a result of increases consulting fees – related party and general and administrative expenses. Our company commenced operations of our agricultural business in China in July 2012. The significant portion of general and administrative expenses incurred were wages and benefits of $98,886, rent expense of $16,159, and travel and transportation expense of $61,259.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	June 30,
	2013	2012
Current Assets	$463,907	$415,260
Current Liabilities	$415,662	$60,393
Working Capital	$48,245	$354,867

Cash Flows

	Nine Months Ended
	March 31,
	2013	2012
Net Cash used in Operating Activities	$(637,427)	$(140,308)
Net Cash provided by (used in) Investing Activities	$52,159	$(199,850)
Net Cash provided by Financing Activities	$644,960	$429,621
Net Increase In Cash	$52,873	$91,570

As of March 31, 2013, we had a cash balance of $94,132 as compared to $41,501 as of June 30, 2012.

Our working capital as of March 31, 2013 was $48,245 compared to our working capital of $354,867 at June 30, 2012.

Our total assets as of March 31, 2013 were $742,471, compared to $570,325 at June 30, 2012. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted from the acquisition of land use rights of $108,877, the purchase of other fixed assets of $155,415, and increase in inventory of $363,400.

Our total liabilities at March 31, 2013 were $765,662, compared to $410,393 at June 30, 2012. The increase resulted primarily from amounts due to related parties of $332,419, other current liabilities of $13,769 and amounts due to an affiliated company or $20,000.

As a result, our net cash used in operating activities was $637,427 and $140,308 for the nine months ended March 31, 2013 and 2012, respectively.

Our net cash provided by investing activities increased for the nine months ended March 31, 2013 as compared to the same period in March 31, 2012 as a result of our joint venture investment. The net cash provided by investing activities for the nine months ended March 31, 2013 was $52,159, and net cash used in investing activities was $199,850 for the nine months ended March 31, 2012. The net cash used in investing activities for the nine months ended March 31, 2012 resulted from discontinued operations.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the nine months ended March 31, 2013 and 2012, net cash provided by financing activities was $644,960 and $429,621, respectively.

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

In November 2012, we ceased our limited business operations and disposed the assets in Taiwan where we had entered into a technology licensing and transfer agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Consulting fees	12 months	60,000
Professional fees	12 months	75,000
Salaries and benefits	12 months	150,000
Other general and administrative expenses	12 months	150,000
Total		435,000

Critical Accounting Policies

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended June 30, 2012, included in our company’s Form 10-K filed on October 15, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Discontinued Operations

In November 2012, our company ceased its Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 12 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Inventory

Our company recognizes all direct and indirect costs of growing crops in accordance to ASC 905-330-25 "Agriculture Inventory Recognition". ASC 905-330-25 requires all direct and indirect costs of growing crops to accumulate as inventory until the time of harvest. Some crop costs such as soil preparation, which are incurred before planting are deferred and allocated until harvest. Inventories are stated at the lower of cost or market determined on a weighted average basis.

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

Segment Reporting and Geographic Information

Our company reports operations under one business segments-Agricultural Development.

Geographic information as of March 31, 2013 and for the nine months ended March 31, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(145,940)	(233)	(207,756)
Net Income/(Loss)	$(145,940)	$(233)	$(207,756)

Assets	$343,723	$609,816	$735,627
Liablities	448,176	300,395	17,091
Net Assets	$(104,453)	$309,421	$718,536

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

The financial statements of our company are translated into U.S. dollars in accordance with the standard, “Foreign Currency Translation,” codified in ASC 830, using rates of exchange at the end of the period for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for equity. Translation adjustments resulting from the process of translating the local currency combining financial statements into U.S. dollars are included in determining comprehensive income. At March 31, 2013, the cumulative translation adjustment was $15,930. For the nine months ended March 31, 2013 and 2012, net other comprehensive income (loss) was $(6,012) and $3,963, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91	-
March 31, 2013	29.02	28.07

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	-	-
March 31, 2013	7.76	7.75

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	-	-
March 31, 2013	6.27	6/30

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Three Months		For the Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(81,819)	$(63,742)	$(283,291)	$(181,914)
Discontinued operations	$247	$(3,379)	$(135,964)	$(15,638)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	73,981,889

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.004)	$(0.003)
Discontinued operations	$—	$—	$(0.002)	$(0.000)

Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact our company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risks

We are a “smaller reporting company” and are not required to provide the information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

Item 1A.   Risk Factors

We are a “smaller reporting company” and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Effective January 25, 2013, Wen-Cheng Huang resigned as a Director and Chairman of the Board of Directors of our company. Wen-Cheng Huang’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Effective April 23, 2013, Tzu-Yung Hsu resigned as a Director of the Board of Directors of our company. Tzu-Yung Hsu’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently on April 23, 2013, Syuan-Jhu Lin consented to and was appointed as a Director and Chairman of the Board of Directors of our company. Further, Li-Feng Lee also consented to and was appointed as a Director of the Board of Directors of our company.

Our board of directors now consists of Parashar Patel, Wan-Fang Liu, Chih-Hung Cheng, Chih-Wei Chuang, Syuan-Jhu Lin and Li-Feng Lee.

Item 6.   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011).
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011).
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
35

Exhibit Number	Description
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.13	Partnership Agreement effective July 3, 2012 between Uan Sheng (Fujian) Agricultural Technology Co., Ltd. and Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.15	Transfer Agreement as of July 7, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Guifang Chen (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.18	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
10.19	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu. (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong. UAN Sheng Agricultural Technology Development Limited Company in China, People’s Republic of China.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
36

Exhibit Number	Description
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN POWER CORP.

Dated: May 20, 2013	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 20, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

38