Form 10-K
period 2013-06-30
UAN Power Corp
filed 2013-10-15
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission file number 000-54334

UAN Power Corp.
(Exact name of registrant as specified in its charter)

Delaware	27-0155619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 North Avenue, Mount Clemens, Michigan	48043
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☒ No ☐
1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

78,273,000 common shares as of September 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

UAN Power Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2013

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean UAN Power Corp., and our subsidiaries UAN Lee Agricultural Technology Holding Limited, a Hong Kong company, and UAN Sheng Agricultural Technology Development Limited Company, a People’s Republic of China company, unless otherwise indicated.

Overview

Our company was originally incorporated in the State of Nevada on May 8, 2009. We completed a reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

Our company was originally organized to seek opportunities to manage income producing commercial and residential real estate properties in Florida and the southeastern region of the United States.

On May 23, 2011, our company and our principal shareholders, including David Dreslin, our former president, chief financial officer and treasurer, entered into a stock purchase agreement resulting in a change in control of our company. Pursuant to that agreement, Wan-Fang Liu, Yuan-Hao Chang and Pei-Chi Yang purchased an aggregate of 77,775,000 outstanding shares of our company’s common stock, par value $0.00001, from those principal shareholders for an aggregate purchase price of $200,000. On May 23, 2011, we entered into a further agreement with Wan-Fang Liu, pursuant to which 48,275,000 shares of the common stock purchased by Ms. Liu were immediately returned to our company in consideration of the payment of $1.00. These shares were subsequently sold in a private placement for a purchase price of $0.01 per share and aggregate gross proceeds of $482,750 on July 25, 2011.

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

Concurrent with the change of control of our company that occurred on May 23, 2011, we abandoned our real estate business plan in order to seek the acquisition of an operating business by merger, share exchange, asset acquisition or other business combination.

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

In September 2011, we entered into a sales agency agreement related to the Triops technology and purchased $99,850 of leasehold improvements associated with the tenancy agreement described above.

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

On May 31, 2012, we entered into a term promissory note with certain shareholders and/or directors of the Company for the principal sum of $350,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

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

On August 8, 2012, UAN Sheng, entered into a leasing agreement with Yongliang Yang, whereby Yang has agreed to lease a property for residential use to UAN Sheng for a period of 12 months, effective August 10, 2012. The property, of approximately 119.48 m2, is located at No. 818 South Jiahe, Tongyou Street, Jianyang City, Fujian Province and is bound by a monthly payment of RMB¥200. The lease agreement has not been extended and Uan Sheng does not intend to extend the lease agreement.

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

In November 2012, we discontinued our limited business operations in Taiwan where we had entered into a Technology Licensing & Transfer Agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, The People’s Republic of China, the United States, Japan and Korea. Concurrent with the discontinuation of our business operations in Taiwan, we liquidated all assets related to that business. In accordance with the applicable accounting guidance for the ceased operations, the results of the Taiwan Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented in this annual report.

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

On December 31, 2012, we entered into a global amendment to the term promissory notes dated May 31, 2012 with each of the Note Holders. The amendment provides for the conversion of the aggregate outstanding principal and all unpaid accrued interest due under the notes into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02. No fractional units will be issued in connection with any conversion. Fractional units will be rounded to the nearest whole number.

As of June 30, 2013 and the date of this report, our company, through our 66% owned subsidiary, UAN Sheng Agricultural Technology Development Limited Company, is focused on the development of our tropical peach agriculture business in China. Our management is also seeking and assessing other opportunities to create shareholder value on an ongoing basis, whether by acquisition, joint-venture, business combination, or otherwise.

As at the date of this Annual Report, we have nominal operations, no foreseeable prospect of revenue, and remain in the development stage. There is substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital to continue our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations will be materially negatively impacted. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Our Operating Strategy

Our current plan of operation is to develop, own, and operate an agricultural business. We have not yet generated revenues from our planned agricultural operations and remain in the development stage.

Concurrently with the development of our agricultural business, we are actively seeking to acquire one or more target companies or businesses seeking the perceived advantages of being a publicly held corporation. We will continue to identify, research and negotiate the purchase of businesses that our management deems to be in the best interest of our shareholders. Our company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth through a combination with one or more businesses rather than immediate, short-term earnings. Our company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of our company. Although we have licensed the rights related to the “Triops” technologies and have entered into the agricultural joint venture agreement, each as described above, as of this date, our company has not entered into any definitive acquisition or merger agreement with any party through which our company may acquire an existing operating company or business. Our company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, our company will consider the following factors, among others:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by our company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced; and

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our company's limited capital available for investigation, our company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Current Operations

On May 16, 2012, UAN Power entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of UAN Power, to develop, own and operate an agricultural business in China, PRC (the “Joint Venture”). UAN Power will rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits ( namely tropical peaches), in China, and to harvest and sell the produced crops and goods for a profit.

On July 2, 2012, UAN Power (through its director and UAN Lee) and Mr. Chang established UAN Sheng Agricultural Technology Development Limited Company (“UAN Sheng”) in China, PRC. As at October 11, 2012, both parties have completed their initial capital contribution to UAN Sheng pursuant to the Joint Venture agreement. Our company contributed $320,000 to the joint venture. However, we have not yet begun operations or generated any revenue from this business. There can be no assurance that we will generate any revenues from this joint venture.

Employees

Our company currently has 10 employees, our chief financial officer is located in Taiwan and , six employees are located in China in addition to our chief executive officer, who is located in the United States. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good. Our company also relies on the services of independent consultants.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our business office is located at 102 North Avenue, Mt. Clemens, Michigan 48043. Our previous office space was provided to us without charge by an entity owned by family members of our chief executive officer.

We entered into a month to month lease for our new office space starting December 2012 for $200 a month. We do not anticipate that we will require any additional premises in the foreseeable future. Our telephone number is (586) 530-5605.

On July 7, 2012, we entered into a transfer agreement with Guifang Chen, whereby Guifang Chen transferred a factory building and land use rights on a property in the city of Jianyang. Guifang Chen transferred to us the use and rights of 7.53 acres of land located in Liangdong Village, Shuishang Xian, Masha Town, Jianyang City and all current factory equipment, effective July 9, 2012 and until December 31, 2046. Guifang Chen is compensated an aggregate of RMB¥650,000 by us, which includes a deposit of RMB¥200,000 was paid upon execution of the transfer agreement and the remaining balance was paid in one payment in July, 2012. As per the terms of the transfer agreement, we will be responsible for the all taxes and fees related to the transfer.

On August 8, 2012, we entered into a leasing agreement with Yongliang Yang, whereby Yang has agreed to lease a property for residential use to us for a period of 12 months, effective August 10, 2012. The property, of approximately 119.48 m2, is located at No. 818 South Jiahe, Tongyou Street, Jianyang City, Fujian Province and is bound by a monthly payment of RMB¥200. The lease agreement has not been extended and Uan Sheng does not intend to extend the lease agreement.

On October 18, 2012, we entered into a concession agreement with Lin Changbin, whereas we has agreed to lease from Lin Changbin the rights to a property of 300 acres, containing approximately 8,800 pear trees, in Erlian Shan of Zhuzhou Village, from October 18, 2012 to December 31, 2025. Pursuant to the terms of the concession agreement, we will pay a sapling fee of an aggregate of RMB¥500,000 to Lin Changbin which includes a deposit of RMB¥100,000 paid immediately upon signing of the concession agreement and the balance was paid in one payment in October, 2012.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol "UPOW". As of September 25, 2013 there have been no trades of our common stock.

Our shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014 (telephone: (702) 818-5898), (facsimile: (702) 974-1444), is the registrar and transfer agent for our common shares.

Holders

On September 25, 2013, the shareholder’s list showed 28 registered shareholders and 78,273,000 common shares outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Securities Authorized For Issuance Under Equity Compensation Plans

Our company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our board of directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during our fiscal year ended June 30, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2013.-

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the years ended June 30, 2013 and June 30, 2012

	Year Ended
	June 30,
	2013		2012
Revenue	$	Nil	$	Nil

Cost of Sales	$	Nil	$	Nil
Operating Expenses		$425,715		$199,808
Interest Expense		$17,556		$1,167
Other Income		$(7,517)	$	Nil
Exchange (Gain) / Loss		$6,483	$	Nil
Government Subsidy		$(7,966)	$	Nil
Loss (gain) from discontinued operations, net of tax		$136,110		$51,416
Net Income (Loss)		$(570,381)		$(252,390)

We realized revenues of $Nil for the years ended June 30, 2013 and 2012.

Expenses

	Year Ended
	June 30,
	2013	2012
Professional and Consulting fees – Related party	$52,950	$41,500
Professional fees	$88,694	$139,635
General and administrative expenses	$284,071	$27,989

Operating expenses for year ended June 30, 2013 increased by $225,907 or approximately 113.06% compared to operating expenses for year ended June 30, 2012, primarily as a result of increases in professional and consulting fees – related party and general and administrative expenses. Our company commenced operations of our agricultural business in China in July 2012 where we incurred wages and salaries expenses of $132,673, travel expenses of $77,485 and other general and administrative expenses of $73,913 .

During the fiscal year ended June 30, 2013, we had no revenue. Expenses for the year totaled $425,715 resulting in a net loss of $570,381. Operating expenses consisted of professional and consulting fees-related party of $52,950, professional fees of $88,694 and general and administrative expenses of $284,071.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	June 30,
	2013	2012
Current Assets	$522,646	$415,260
Current Liabilities	$426,356	$60,393
Working Capital	$96,290	$354,867

Cash Flows

	Year Ended
	June 30,
	2013	2012
Net Cash provided by (used in) Operating Activities	$(841,385)	$(171,194)
Net Cash provided by (used in) Investing Activities	$14,203	$(519,746)
Net Cash provided by (used in) Financing Activities	$804,048	$753,596
Net Increase (Decrease) in Cash	$(22,943)	$87,614

As of June 30, 2013, we had a cash balance of $18,316, total assets of $841,437, and total liabilities of $934,047, as compared to a cash balance of $41,501, total assets of $570,325 and total liabilities of $410,393 as of June 30, 2012. Our working capital at June 30, 2013 was $96,290, as compared to a working capital of $354,867 at June 30, 2012.

Our company’s operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company. These related party debt transactions have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

On May 31, 2012, three of our shareholders and directors loaned us an aggregate of $350,000. These loans are represented by term promissory notes which are payable on May 31, 2017 and bear interest at the rate of 4% per annum. We advanced $319,896 of those loans as initial capital for the establishment of a new business venture.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the years ended June 30, 2013 and 2012, net cash provided by financing activities was $804,048 and $735,596, respectively.

Operating Activities

During the fiscal years ended June 30, 2013 and 2012, we used $841,385 and $171,194 in operating activities, respectively. The increase in net cash used in operating activities resulted from increases in loss from continuing operations, inventory, other assets and net cash provided by discontinued operations, offset by increases in depreciation and amortization expense, other current assets, accounts payable and accrued expenses and other current liabilities.

We have used a total of $1,274,910 in operating activities since inception on May 8, 2009.

Investing Activities

During the fiscal year ended June 30, 2013 we received $14,203 whereas we used $ 519,746 to purchase land use rights, property and equipment in investing activities for the fiscal year ended June 30, 2012. From inception on May 8, 2009 through June 30, 2013, we used $505,543 in investing activities. The increase in investing activities resulted from decreases in fixed assets purchased and land use rights offset by advanced prepayments.

Financing Activities

During the fiscal year ended June 30, 2013, we received proceeds from notes payable - related parties of $157,691 capital contribution by noncontrolling interest of $312,830, advances from related parties and affiliated company of $333,527 and repayment to shareholders of $Nil. As a result, we had net cash provided by financing activities of $804,048.

During the fiscal year ended June 30, 2012, we received proceeds from notes payable - related parties of $350,000 and on July 25, 2011, we completed a private placement of common stock for gross proceeds of $482,750 (or net proceeds of $465,506 after expenses of the offering). We repaid $95,358 to shareholders who advanced to our company to pay its expenses. As a result, we had net cash provided by financing activities of $804,048.

Our net cash provided by financing activities since inception on May 8, 2009 was $1,766,651.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Consulting fees	12 months	60,000
Professional fees	12 months	95,000
Salaries and benefits	12 months	250,000
Other general and administrative expenses	12 months	350,000
Total		755,000

Critical Accounting Policies

Basis of Presentation

Our company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of our company and our subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

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

Discontinued Operations

In November 2012, our company ceased our Taiwan’s business operations. The Consolidated Financial Statements have been recast to present the Taiwan’s business operation as discontinued operations as described in “Note 12 - Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Concentrations of Credit Risk

Our company's operations are carried out in China. Accordingly, our company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of the China's economy. Our company's operations in China are subject to specific considerations and significant risks not typically associated with companies in North America. Our company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash. All of our company’s cash is maintained with state-owned banks within China of which no deposits are covered by insurance. Our company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Revenue Recognition

Our company is a development stage company as such has realized no product and or directly related expenses.

Our company entered into a joint venture agreement to develop, own and operate an agricultural business in China, PRC. Our company does not expect to generate any significant revenues over the next twelve months.

Inventory

Our company recognizes all direct and indirect costs of growing crops in accordance to ASC 905-330-25 "Agriculture Inventory Recognition". ASC 905-330-25 requires all direct and indirect costs of growing crops to accumulate as inventory until the time of harvest. Some crop costs such as soil preparation, which are incurred before planting are deferred and allocated until harvest. Growing crops consist of crop land lease, crops for growing crops, seeds and seeding plants costs, and production fees paid to growers. Inventories are stated at the lower of cost or market determined on a weighted average basis.

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

Segment Reporting and Geographic Information

Our company reports operations under one business segments-Agriculture.

Geographic Information as of June 30, 2013 and for the year ended June 30, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(204,454)	(233)	(229,585)
Net Income/(Loss)	$(204,454)	$(233)	$(229,585)

Assets	$350,899	$610,400	$827,463
Liabilities	513,866	300,719	119,463
Net Assets	$(162,967)	$309,681	$708,000

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

At June 30, 2013, the cumulative translation adjustment was $23,352. For the year ended June 30, 2013 and 2012, net other comprehensive income (loss) was $5,008 and $(1,268), respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91	29.68
June 30, 2013	29.93	28.88

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	—	—
June 30, 2013	7.76	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	—	—
June 30, 2013	6.17	6.28

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Year ended
	June 30, 2013	June 30, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(356,212)	$(200,974)
Discontinued operations	$(136,110)	$(51,416)

Weighted Average Shares, basic and diluted	78,273,000	75,107,426

Earnings (Loss) per share
Continuing operations	$(0.005)	$(0.003)
Discontinued operations	$(0.002)	$(0.001)

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception condition exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. Our company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAN Power Corp. fka Gulf Shores Investments, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of UAN Power Corp. as of June 30, 2013 and 2012, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2013, and for the period from May 8, 2009 (date of inception) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Power Corp. as of June 30, 2013 and 2012, and the results of operations and cash flows for each the years in the two-year ended June 30, 2013, and for the period from May 8, 2009 (date of inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficits of $969,037 as of June 30, 2013. The Company incurred a net loss of $570,381 and $252,390 for the years ended June 30, 2013 and 2012, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh, CPA

Yichien Yeh, CPA

Oakland Gardens, New York

October 14, 2013

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
Current Assets
Cash and equivalents	$18,316	$41,501
Inventory	500,145	—
Advanced prepayments	—	319,896
Other current assets	3,911	7,099
Current assets from discontinued operations	274	46,764
Total Current Assets	522,646	415,260

Fixed assets, net	194,552	—
Land use rights, net	109,702	—
Other assets	14,537	—
Other assets from discontinued operations	—	155,065
TOTAL ASSETS	$841,437	$570,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$53,128	$24,830
Amounts due to related parties	333,816	20,289
Due to affiliated company	20,000	—
Other current liabilities	19,412	1,167
Current liabilities from discontinued operations	—	14,107
Total Current Liabilities	426,356	60,393

Notes payable to shareholders	507,691	350,000
Other liabilities from discontinued operations	—	—
Total Liabilities	934,047	410,393

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Uan Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at June 30, 2013 and 2012, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	23,352	24,958
Deficit accumulated during the development stage	(969,037)	(476,715)
Total Uan Power Corp. Stockholders' Equity (Deficit)	(333,996)	159,932
	241,386	—
Total Stockholders' Equity (Deficit)	(92,610)	159,932
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$841,437	$570,325

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$—	$—	—
Cost of Sales	—	—	—
Gross Margin	—	—	—

Operating Expenses
Professional & Consulting Fees - Related Party	52,950	41,500	154,350
Professional Fees	88,694	130,318	358,517
General and administrative expenses	284,071	27,989	336,981

Total Operating Expenses	425,715	199,808	849,848

Loss from Operation	(425,715)	(199,808)	(849,848)

Other Expenses
Interest Expense	(17,556)	(1,167)	(18,723)
Other Income	7,517	—	7,517
Exchange Gain (Loss)	(6,483)	—	(6,483)
Government Subsidy	7,966	—	7,966

Total other expenses	(8,556)	(1,167)	(9,723)

Loss from continuing operations before income tax	(434,271)	(200,974)	(859,571)

Provision for income tax	—	—	—

Net Loss from continuing operations	(434,271)	(200,974)	(859,571)

Loss from discontinued operations, net of tax	(136,110)	(51,416)	(187,526)

Net Loss	(570,381)	(252,390)	(1,047,096)

Less: Net loss attributable to non-controlling interest	(78,059)	—	(78,059)

Net loss attributable to Uan Power Corp.	$(492,322)	$(252,390)	$(969,037)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(356,212)	$(200,974)	$(781,512)

Loss from discontinued operations	(136,110)	(51,416)	(187,526)
Loss attributable to non-controlling interest, discontinued operations	—	—	—
Net loss from discontinued operations	(136,110)	(51,416)	(187,526)
Net loss attributable to Uan Power Corp.	$(492,322)	$(252,390)	$(969,037)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	75,107,426

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.005)	$(0.003)
Discontinued Operations, basic and diluted	$(0.002)	$(0.001)
Total	$(0.006)	$(0.003)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Income (Loss)

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2013	June 30, 2012	June 30, 2013
Net Loss	$(570,381)	$(252,390)	$(1,047,096)
Other Comprehensive Loss, net of tax
Cumulative Translation Adjustment	5,008	(1,268)	29,966
Total Other Comprehensive Loss, net of tax	5,008	(1,268)	29,966
Comprehensive Loss	(565,373)	(253,658)	(1,017,130)
Less: Comprehensive Loss attributable to Non-controlling Interest	(71,444)	—	(71,444)
Comprehensive Loss attributable to Uan Power Corp.	$(493,928)	$(253,658)	$(945,685)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity (Deficit)

From May 8, 2009 (Inception) to June 30, 2013

	Uan Power Corp. Shareholders'
					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive	Non-controlling
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Interest	Total

Balance, May 8, 2009 - Inception	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)				200

Stock Subscription Receivable			(200)					(200)

Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880				40,000

Net Loss for the period from inception to June 30, 2009					(38,846)			(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$—	$—	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249				250

Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658				660

Collection of stock subscription receivable on September 23, 2009			200					200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940				20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)			(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$—	$—	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625				51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483				—

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)			(125,414)

Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$—	$—	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023				465,506

Loan forgiveness - Related Parties on March 31, 2011				33,448				33,448

Net Loss for the period from July 1, 2011 to June 30, 2012					(252,390)			(252,390)

Foreign currency translation						24,958		24,958

Balance, June 30, 2012	78,273,000	$783	$—	$610,906	$(476,715)	$24,958	$—	$159,932

Capital contribution							312,830	312,830

Net Loss for the period from July 1, 2012 to June 30, 2013					(492,322)		(78,059)	(570,381)

Foreign currency translation						(1,606)	6,615	5,009

Balance, June 30, 2013	78,273,000	$783	$—	$610,906	$(969,037)	$23,352	$241,386	$(92,610)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES
Net loss including non-controlling interest	$(570,381)	$(252,390)	$(1,047,096)
Less: Loss from discontinued operations	(136,110)	(51,416)	(187,526)
Loss from continuing operations	(434,271)	(200,974)	(859,570)
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization expense	6,257	—	6,257
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(500,145)	—	(500,145)
Other current assets	3,188	(7,099)	(3,911)
Other assets	(14,537)	12,500	(14,537)
Accounts payable and accrued expenses	28,298	16,787	53,128
Other current liabilities	18,245	1,167	19,412
Net cash used in operating activities of continued operations	(892,965)	(177,619)	(1,279,991)
Net cash provided by operating activities of discontinued operations	51,580	6,425	5,081
Net cash used in operating activities	(841,385)	(171,194)	(1,274,910)

INVESTING ACTIVITIES
Fixed assets purchased	(194,397)	—	(194,397)
Land use rights	(111,296)	—	(111,296)
Advanced prepayments	319,896	(319,896)	—
Net cash provided by (used in) investing activities of continued operations	14,203	(319,896)	(305,693)
Net cash used in investing activities of discontinued operations	—	(199,850)	(199,850)
Net cash provided by (used in) investing activities	14,203	(519,746)	(505,543)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	157,691	350,000	541,191
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	465,506	526,366
Capital contribution - non-controlling interest	312,830	—	312,830
Advance from related parties and affiliated company	333,527	—	449,174
Repayment to shareholders	—	(95,358)	(95,358)
Net cash provided by financing activities of continued operations	804,048	720,148	1,733,203
Net cash provided by financing activities of discontinued operations	—	33,448	33,448
Net cash provided by financing activities	804,048	753,596	1,766,651

EFFECT OF EXCHANGE RATE ON CASH	191	24,958	32,360

NET INCREASE (DECREASE) IN CASH	(22,943)	87,614	18,558

CASH
Beginning of period	41,501	—	—
End of period	18,558	87,614	18,558
Less: cash and cash equivalents of discontinued operations at end of year	242	46,112	242
CASH AT END OF PERIOD	$18,316	$41,501	$18,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

The accompanying notes are an integral part of these financial statements

UAN Power Corp. and Subsidiaries

fka Gulf Shores Investments, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

UAN Power Corp. (“UAN Power”), formerly known as Gulf Shores Investments, Inc., was originally incorporated in the State of Nevada on May 8, 2009. UAN Power completed the reincorporation in Delaware under the name UAN Power Corp. on November 14, 2011.

UAN Power was originally intended to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On May 11, 2012, UAN Power through its director, established UAN Lee Agricultural Technology Holding Limited (“UAN Lee”) in Hong Kong in pursue of a possible joint venture.

On May 16, 2012, UAN Power officially entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of UAN Power, to develop, own and operate an agricultural business in China, PRC (the “Joint Venture”). UAN Power will rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

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

The Company’s business operation is to develop, own, and operate an agricultural business. The Company has not yet generated significant revenues from its planned principal operation and is considered a development stage company in accordance with ASC Topic 915-15.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

The Company's operations are carried out in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of the China's economy. The Company's operations in China are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. All of the Company’s cash is maintained with state-owned banks within China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Revenue Recognition

The Company is a development stage company as such has realized no product and or directly related expenses.

The Company entered into a joint venture agreement to develop, own and operate an agricultural business in China, PRC. The Company does not expect to generate any significant revenues over the next twelve months.

Inventory

The Company recognizes all direct and indirect costs of growing crops in accordance to ASC 905-330-25 "Agriculture Inventory Recognition". ASC 905-330-25 requires all direct and indirect costs of growing crops to accumulate as inventory until the time of harvest. Some crop costs such as soil preparation, which are incurred before planting are deferred and allocated until harvest. Growing crops consist of crop land lease, crops for growing crops, seeds and seeding plants costs, and production fees paid to growers. Inventories are stated at the lower of cost or market determined on a weighted average basis.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of June 30, 2013 and for the year ended June 30, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(204,454)	(233)	(229,585)
Net Income/(Loss)	$(204,454)	$(233)	$(229,585)

Assets	$350,899	$610,400	$827,463
Liabilities	513,866	300,719	119,463
Net Assets	$(162,967)	$309,681	$708,000

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

At June 30, 2013, the cumulative translation adjustment was $23,352. For the year ended June 30, 2013 and 2012, net other comprehensive income (loss) was $5,008 and $(1,268), respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	29.91	29.68
June 30, 2013	29.93	28.88

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	—	—
June 30, 2013	7.76	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2012	—	—
June 30, 2013	6.17	6.28

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Year ended
	June 30, 2013	June 30, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(356,212)	$(200,974)
Discontinued operations	$(136,110)	$(51,416)

Weighted Average Shares, basic and diluted	78,273,000	75,107,426

Earnings (Loss) per share
Continuing operations	$(0.005)	$(0.003)
Discontinued operations	$(0.002)	$(0.001)

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception condition exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

For the year ended June 30, 2013, the Company incurred a net loss of $570,381, and a net loss of $252,390 for the year ended June 30, 2012; and had an accumulated deficit of $969,037 as of June 30, 2013.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2013:

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

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	June 30, 2013	June 30, 2012
Raw materials	$18,646	$—
Growing crops	481,499	—
Harvested crops	—	—
Less: Obsolete/write-down	—	—
Inventory, net	$500,145	$—

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	June 30, 2013	June 30, 2012
Equipment & furniture	$29,967	$—
Construction in progress	167,590	—
Less: Accumulated depreciation	(3,005)	—
Fixed assets, net	$194,552	$—

The depreciation expense for the years ended June 30, 2013 and 2012 were $2,978 and $0, respectively.

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	June 30, 2013	June 30, 2012
Land use rights	$112,980	$—
Less: Accumulated amortization	(3,279)	—
Land use rights, net	$109,702	$—

The amortization expense for years ended June 30, 2013 and 2012 were $3,279 and $0, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

On June 30, 2012, the founders and shareholders of the Company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to the Company’s paid in capital of $33,448.

As of June 30, 2013, Parashar Patel, (Chief Executive Officer and Director of the Company), had an outstanding receivable amount of $2,200 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. The consulting and professional fees were $37,950 and $41,500 for the years ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, Syuan Jhu Lin (Shareholder of the Company) has an outstanding receivable amount of $47,980 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2013, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2013, Mr. Chang has an outstanding receivable amount of $143,028 from the Company which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10).

Mr. Chang also provides various public relation and professional services to the Company for which he is compensated. The public relation and professional fees were $15,000 and $0 for the years ended June 30, 2013 and 2012 respectively. As of June 30, 2013, the outstanding public relation and professional fees payable to Mr. Chang was $13,000.

As of June 30, 2013, the Company has an outstanding payable amount of $99,133 to Zhang Zhe Min (Manager of the Company) which he has advanced the amount to the Company as working capital Company to pay administrative and operating expenses.

As of June 30, 2013, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

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

On December 1, 2012, the Company entered into a convertible note agreement with Yuan-Hao (Michael) Chang (Shareholder of the Company) for the outstanding amounts of HKD 1,222,726 ($157,691) which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10). The maturity of this Note is December 1, 2017 and bear interest at 4% per annum.

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

Interest expenses incurred on the Notes for the years ended June 30, 2013 and 2012 was $17,679 and $1,667, respectively. Interest payable on the Notes at June 30, 2013 was $18,846.

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

Pursuant to the agreement, the Company will own 66% and shall contribute $462,000 as initial capital before October 31, 2012. By October 16, 2012, the Company has contributed $462,000 and the State Administration of Industry and Commerce (SAIC) of China has issued the Joint Venture’s Capital Contribution Verification Report, Business License and Permits for the establishment of the Joint Venture. As of June 30, 2013, the Company has contributed a total of $605,300 as investment capital.

Office Space Lease

In June 2012, the Company entered into a six-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

In August 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2014	$5,702
6/30/2015	5,054
6/30/2016	5,054
6/30/2017	5,054
6/30/2018	4,979
Remainder	$25,918

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

Total rent expenses for the leases above were $7,010 for year ended June 30, 2013. Rent deferred and allocated to growing crops inventory for the leases above were $14,555 for the year ended June 30, 2013.

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

At June 30, 2013, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $776,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

Reconciliation of statutory rates to effective tax rates as follows:

	For the Year ended
	June 30, 2013	June 30, 2012
United States of America	39%	39%
Taiwan, ROC	17%	17%
Hong Kong, PRC	—	—
China, PRC	25%	—
Valuation allowance	-56%	-56%
China, PRC tax-exempt	-25%	—
Effective Tax Rate	0%	0%

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

Summarized financial information for discontinued operations is as follow:

	For the Year ended
	June 30, 2013	June 30, 2012
Discontinued Operations
Revenues, net	$79,154	$175,474

Loss from operations of discontinued components	$(24,020)	$(51,416)
Benefit (provision) for income taxes	—	—
Loss from operations of discontinued components, net of tax	$(24,040)	$(51,416)

Disposal
Loss on disposal in discontinued components	$(112,090)	$—
Benefit (provision) for income taxes	—	—
Loss on disposal in discontinued components, net of tax	$(112,090)	$—

Total loss from discontinued operations, net of tax	$(136,110)	$(51,416)

	June 30, 2013	June 30, 2012
Assets
Cash and equivalents	$242	$46,112
Other current assets	32	$652
Fixed assets, net	—	57,890
License rights, net	—	83,333
Other assets	—	13,842
Total assets of discontinued operations	$274	$201,829

Liabilities
Accounts payables and accrued expenses	$—	$13,843
Other current liabilities	—	264
Total liabilities of discontinued operations	$—	$14,107

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) have assessed the effectiveness of our internal control over financial reporting as of June 30, 2013, and concluded that it was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Controls

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our company	Age	Date First Elected or Appointed
Parashar Patel	President, Chief Executive Officer and Director	60	May 23, 2011
Chung Hua Yang	Chief Financial Officer	46	January 12, 2012
Syuan-Jhu Lin	Chairman of the Board of Directors and Director	52	April 23, 2013
Wan-Fang Liu	Director	46	May 23 2011
Chih-Hung Cheng	Director	39	June 25, 2011
Chih-Wei Chuang	Director	29	July 10, 2012
Li-Feng Lee	Director	[age]	April 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Parashar Patel - President, Chief Executive Officer and Director

Parashar Patel has served as president, chief executive officer and a director of our company since May 23, 2011. Mr. Patel has also served as the chief executive officer and member of the board of directors of UAN Cultural & Creative Co., Ltd. since 2010. Since 2008, Mr. Patel has served as chief technical director of Android Inc. in Auburn Hills, Michigan. From 2005 to 2008, he served as chief technical officer of Avanti Systems, Inc. and, while stationed in Taipei, Taiwan and in Shanghai, China, he was responsible for manufacturing quality control and sequenced delivery. Mr. Patel has over 20 years of business and system development and analyses experience with an emphasis on the design, development and deployment of large-scale, real-time transaction processing systems and applications. Mr. Patel was awarded a B.S. in Chemistry and Mathematics from Grand Valley State University in 1975. Our board of directors concluded that Mr. Patel is uniquely qualified to serve as a director and as president and chief executive officer based on his past and current leadership and executive roles, financial skills and business judgment.

Chung-Hua Yang - Chief Financial Officer

Chung Hua Yang has served as our chief financial officer since January 12, 2012. Mr. Yang has served in both domestic and foreign corporations over the past 20 years, including Kestronics Electronics Co., Casio Factory Automation, Woo-up Digital Technology, Joytown Bio-tech, Mineral Mining Corp. and Chung Hwa Asset Management Company. Mr. Yang’s responsibilities in these companies have varied from sales and marketing, operations, internal consulting and direct management. In certain of these positions, Mr. Yang had direct responsibility for company or division-level financial results. Mr. Yang is a graduate of the Technology and Science Institute of Northern Taiwan, Taipei. Mr. Yang also holds Corporation Lecturer Certificate from the Taiwan Academy of Banking and Finance and is pursuing an Executive MBA degree at the National Taiwan University. Our board of directors concluded that Mr. Yang is qualified to serve as chief financial officer based on

Syuan-Jhu Lin - Chairman of the Board of Directors and Director

Syuan-Jhu Lin has served as our chairman of the board of directors and as a director since April 23, 2013. Ms. Lin has served as the chief executive officer of Espoir Nature, Inc., a cosmetic and herbal medicine company based in Taiwan where she is responsible for day-to-day operations of the company since 2004. She was awarded a B.S. in accounting from National Open University in Taiwan. Our company believes that Ms. Lin’s business and operational experience give her the qualifications and skills necessary to serve as chairman of the board of directors and as a director of our company.

Wan-Fang Liu - Director

Wan-Fang Liu has served as a director of our company since approximately May 23, 2011. Ms. Liu has been a member of the board of directors of UAN Cultural & Creative Co., Ltd. since June 2010. Since 2004, Ms. Liu has served as the president of Natural Beauty Inc. of ShenZhen, China, the principal products of which are cosmetics and other beauty products. Natural Beauty is listed on the Hong Kong exchange. Our board of directors has concluded that Ms. Liu is qualified to serve as a director based on her experience with day-to-day business operations and service as a director of another publicly listed company.

Chih-Hung Cheng - Director

Chih-Hung Cheng has served as a director or our company since approximately June 25, 2011. Mr. Cheng has served as a division manager in the sales department of Xin-Shi Insurance Broker Co., Ltd. since 2007. Prior to 2007, he served as a branch manager in the sales department of Ching-Ying Security Ltd. He has substantial experiences in market management. Our board of directors has concluded that Mr. Cheng is qualified to serve as a director based on his prior business experience and on his particular skills in the area of sales and sales management.

Chih-Wei Chuang - Director

Chih-Wei Chuang has served as a director of our company since July 2012. Mr. Chuang has served as a sales manager of Ta Fung Pharmaceutical Co., Ltd., a pharmaceutical corporation, for more than five years, where he has contributed to the increase in the company’s sales. Mr. Chuang is a graduate of the University of Southern Taiwan, Tainan, where he majored in pharmacy and science. Our board of directors has concluded that Mr. Chuang is qualified to serve as a director based on his prior experience and on his particular skills in the area of sales and sales management.

Li-Feng Lee - Director

Li- Feng Lee has served as a director of our company since April 23, 2013. Mr. Lee has served as the Chief Executive Office of Blue Dragonfly, an instant food and traditional food company based in Eastern Taiwan in the city of Taitung. Ms. Lee has operated Blue Dragonfly since 1986. Our company believes that Ms. Lee’s business and operational experience give her the qualifications and skills necessary to serve as a Director of our company.

Board Committees

Our board of directors has not established audit, nominating or compensation committees. Due to our company’s extremely limited operations at the present time, the board of directors believes such committees are unnecessary and currently has no plans to establish these or any other committees of the board.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our shareholders or until they resign or are removed from office in accordance with our by-laws. Our officers are appointed by our Board of directors and hold office until they resign or are removed by the board.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest. -

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Parashar Patel	Nil	Nil	Nil
Chung Hua Yang	Nil	Nil	Nil
Syuan-Jhu Lin(1)	1	1	1
Wan-Fang Liu	Nil	Nil	Nil
Chih-Hung Cheng	Nil	Nil	Nil
Chih-Wei Chuang(1)	1	1	1
Li-Feng Lee(1)	1	1	1
(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
  full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;
  compliance with applicable governmental laws, rules and regulations;
  the prompt internal reporting of violations of the Code; and
  accountability for adherence to the Code.

Our Code of Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K on October 15, 2012. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: UAN Power Corp., 102 North Avenue, Mount Clemens, Michigan 48043.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Parashar Patel(1) President, Chief Executive Officer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$37,950 $41,500	$37,950 $41,500
Chung Hua Yang Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Syuan-Jhu Lin Chairman of the Board of Directors and Director	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil Nil	Nil N/A	Nil N/A

(1)	Parashar has been our president, chief executive officer and a director since May 23, 2011.
(2)	Chung Hua Yang has been our chief financial officer since January 12, 2012.
(3)	Syuan-Jhu Lin has been our chairman of the board of directors and a director since April 23, 2013.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company. -

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended June 30, 2013 there were no options granted to our named officers or directors. -

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2013.

Long-Term Incentive Plan Awards

No awards under any long-term incentive plan were made from inception through June 30, 2013 to any of the executive officers named in the Summary Compensation Table.

Director Compensation

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Employment Agreements

We do not currently have employment agreements in place with any of our officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 25, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Parashar Patel(2) 102 North Avenue, Mount Clemens, Michigan, 48043	150,000 Common	*
Chung Hua Yang(3) 102 North Avenue, Mount Clemens, Michigan, 48043	Nil	Nil
Syuan-Jhu Lin(4) 102 North Avenue, Mount Clemens, Michigan, 48043	2,505,000	3.20%
Wan-Fang Liu(5) 102 North Avenue, Mount Clemens, Michigan, 48043	27,500,000	35.13%
Chih-Hung Cheng(6) 102 North Avenue, Mount Clemens, Michigan, 48043	3,750,000	4.79%
Chih-Wei Chuang(7) 102 North Avenue, Mount Clemens, Michigan, 48043	2,005,000	2.56%
Li-Feng Lee(8) 102 North Avenue, Mount Clemens, Michigan, 48043	Nil	Nil
Directors and Executive Officers as a Group	35,910,000 Common	45.68%

_______________

* Less than 1 percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2013. As of September 25, 2013, there were 78,273,000 shares of our company’s common stock issued and outstanding.
(2)	Parashar Patel is our president, chief executive officer and a director of our company.
(3)	Chung Hua Yang is our chief financial officer.
(4)	Syuan-Jhu Lin is our chairman of the board of directors and a director or our company.
(5)	Wan-Fang Liu is a director of our company.
(6)	Chih-Hung Cheng is a director of our company.
(7)	Chih-Wei Chuang is a director of our company.
(8)	Li-Feng Lee is a director of our company.

To our knowledge, there are no arrangements, including any pledge by any person of our common stock that may result in a change in control of our company at a future date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Transactions with related parties, including, but not limited to, members of our board of directors, are reviewed and approved by all members of the board of directors. In the event a transaction with a member of the board is contemplated, the director having a beneficial interest in the transaction is not allowed to participate in the decision-making and approval process. The policies and procedures surrounding the review, approval or ratification of related party transactions are not in writing, nevertheless, such reviews, approvals and ratifications of related party transactions are documented in the minutes of the meetings of the board of directors as appropriate and any such transactions are committed to writing between the related party and our company in an executed engagement agreement.

On June 30, 2012, the founders and shareholders of our company forgave certain indebtedness owed to them which was advanced to commence the Taiwan operations, resulting in an increase to our company’s paid in capital of $33,448.

As of June 30, 2013, Parashar Patel, our chief executive officer and director, had an outstanding receivable amount of $2,200 from our company which he has advanced the amount to our company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to our company for which he is compensated. The consulting and professional fees were $37,950 and $41,500 for the years ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, Syuan Jhu Lin, our chairman of the board of directors and a director of our company, has an outstanding receivable amount of $47,980 from our company which she has advanced the amount to our company to pay administrative and operating expenses.

As of June 30, 2013, Yuan-Hao (Michael) Chang, a shareholder of our company, has an outstanding receivable amount of $28,475 from our company which he has advanced the amount to our company to pay administrative and operating expenses.

As of June 30, 2013, Mr. Chang has an outstanding receivable amount of $143,028 from our company which he has advanced the amount to our company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC.

Mr. Chang also provides various public relation and professional services to our company for which he is compensated. The public relation and professional fees were $15,000 and $0 for the years ended June 30, 2013 and 2012 respectively. As of June 30, 2013, the outstanding public relation and professional fees payable to Mr. Chang was $13,000.

As of June 30, 2013, our company has an outstanding payable amount of $99,133 to Zhang Zhe Min, manager of our company, which he has advanced the amount to our company as working capital for our company to pay administrative and operating expenses.

As of June 30, 2013, our company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of our company have certain ownership.

The amounts above are due on demand and non-interest bearing.

Independence of the Board of Directors

We do not currently have formal policies and procedures for the review, approval, or ratification of transactions with related persons. However, our board carefully reviews all transactions between our company and related persons to determine whether the relationship is in the best interest of our company and that the terms of any agreement are no less favorable to our company then they would be if the relationship was with an unrelated third party.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Our board of directors consists of six directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, five of our directors, Wan-Fang Liu, Chih-Hung Cheng, Syuan-Jhu Lin, Li-Feng Lee and Chih-Wei Chuang, would be considered independent. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and for fiscal year ended June 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Audit Fees	$30,000	$12,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,000	$12,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
47

Exhibit Number	Description

10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.15	Transfer Agreement as of July 7, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Guifang Chen (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.18	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
10.19	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu. (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong. UAN Sheng Agricultural Technology Development Limited Company in China, People’s Republic of China.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAN Power Corp.

Dated: October 15, 2013	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 15, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2013	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 15, 2013	By:	/s/ Syuan-Jhu Lin
Syuan-Jhu Lin
Chairman of the Board of Directors and Director

Dated: October 15, 2013	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
Director

Dated: October 15, 2013	By:	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director

Dated: October 15, 2013	By:	/s/ Chih-Wei Chuang
Chih-Wei Chuang
Director

Dated: October 15, 2013	By:	/s/ Li-Feng Lee
Li-Feng Lee
Director

