Form 10-Q
period 2013-09-30
UAN Power Corp
filed 2013-11-14
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2013
or
[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission File Number		000-54334
UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware			27-0155619
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
102 North Avenue, Mount Clemens, Michigan			48043
(Address of principal executive offices)			(Zip Code)
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
Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)			[X]	YES	[ ]	NO

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
78,273,000 common shares issued and outstanding as of November 13, 2013.

UAN POWER CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$28,754	$18,316
Inventory	551,061	500,145
Other current assets	843	3,911
Current assets from discontinued operations	274	274
Total Current Assets	580,932	522,646

Fixed assets, net	196,786	194,552
Land use rights, net	109,614	109,702
Other assets	14,624	14,537
Other assets from discontinued operations	—	—
TOTAL ASSETS	$901,956	$841,437

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$57,325	$53,128
Amounts due to related parties	430,381	333,816
Due to affiliated company	20,000	20,000
Other current liabilities	24,803	19,412
Current liabilities from discontinued operations	—	—
Total Current Liabilities	532,509	426,356

Notes payable to shareholders	507,691	507,691
Other liabilities from discontinued operations	—	—
Total Liabilities	1,040,200	934,047

Commitments & contingencies	—	—

Stockholders' Deficit
Uan Power Corp. Stockholders' Deficit
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	26,268	23,352
Deficit accumulated during the development stage	1,033,678	969,037
Total Uan Power Corp. Stockholders' Deficit	395,721	333,996
Noncontrolling Interest	257,477	241,386
Total Stockholders' Deficit	138,244	92,610
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$901,956	$841,437

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three	For the Three	From Inception
	Months Ended	Months Ended	May 8, 2009 to
	September 30, 2013	September 30, 2012	September 30, 2013
Revenues	$—	$—	—
Cost of Sales	—	—	—
Gross Margin	—	—	—

Operating Expenses
Professional & Consulting Fees - Related Party	13,500	10,500	167,850
Professional Fees	11,444	27,327	369,961
General and administrative expenses	59,340	83,631	396,321

Total Operating Expenses	84,284	121,458	934,132

Loss from Operation	(84,284)	(121,458)	(934,132)

Other Expenses
Interest Expense	(5,074)	(3,452)	(23,797)
Other Income	10,614	—	18,131
Exchange Gain (Loss)	—	—	(6,483)
Government Subsidy	—	—	7,966

Total other income (expenses)	5,540	(3,452)	(4,183)

Loss from continuing operations before income tax	(78,744)	(124,910)	(938,315)

Provision for income tax	—	—	—

Net Loss from continuing operations	(78,744)	(124,910)	(938,315)

Loss from discontinued operations, net of tax	—	(24,423)	(187,526)

Net Loss	(78,744)	(149,333)	(1,125,840)

Less: Net loss attributable to noncontrolling interest	(14,103)	(24,835)	(92,162)

Net loss attributable to Uan Power Corp.	$(64,641)	$(124,498)	$(1,033,678)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(64,641)	$(100,075)	$(846,153)

Loss from discontinued operations	—	(24,423)	(187,526)
Loss attributable to noncontrolling interest, discontinued operations	—	—	—
Net loss from discontinued operations	—	(24,423)	(187,526)
Net loss attributable to Uan Power Corp.	$(64,641)	$(124,498)	$(1,033,678)

Weighted Average Number of
Common Shares Outstanding, basic and diluted	78,273,000	78,273,000

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.001)	$(0.001)
Discontinued Operations, basic and diluted	$—	$(0.000)
Total	$(0.001)	$(0.002)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three	For the Three	From Inception
	Months Ended	Months Ended	May 8, 2009 to
	September 30, 2013	September 30, 2012	September 30, 2013
Net Loss	$(78,744)	$(149,333)	$(1,125,840)
Other Comprehensive Loss, net of tax
Cummulative Translation Adjustment	4,414	1,657	34,381
Total Other Comprehensive Loss, net of tax	4,414	1,657	34,381
Comprehensive Loss	(74,330)	(147,676)	(1,091,460)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(12,605)	(24,615)	(84,049)
Comprehensive Loss attributable to Uan Power Corp.	$(61,725)	$(123,061)	$(1,007,411)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three	From Inception
	Months Ended	Months Ended	May 8, 2009 to
	September 30, 2013	September 30, 2012	September 30, 2013

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(78,744)	$(149,333)	$(1,125,840)
Less: Loss from discontinued operations	—	(24,423)	(187,526)
Loss from continuing operations	(78,744)	(124,910)	(938,314)
Adjustments to reconcile net loss attributable Uan Power Corp.
to net cash provided by or used in operating activities:
Depreciation and amortization expense	2,111	—	8,368
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(50,916)	—	(551,061)
Other current assets	3,068	(6,584)	(843)
Other assets	(87)	(46,172)	(14,624)
Accounts payable and accrued expenses	4,197	650	57,325
Other current liabilities	5,391	4,071	24,803
Net cash used in operating activities of continued operations	(114,980)	(172,945)	(1,394,971)
Net cash provided by (used in) operating activities of discontinued operations	242	(6,676)	5,323
Net cash used in operating activities	(114,738)	(179,621)	(1,389,648)

INVESTING ACTIVITIES
Fixed assets purchased	(2,444)	(102,583)	(196,841)
Land use rights	—	(110,373)	(111,296)
Advanced prepayments	—	319,896	—
Net cash provided by (used in) investing activities of continued operations	(2,444)	106,940	(308,137)
Net cash used in investing activities of discontinued operations	—	—	(199,850)
Net cash provided by (used in) investing activities	(2,444)	106,940	(507,987)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	—	—	541,191
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	—	526,366
Capital contribution - noncontrolling interest	28,696	139,980	341,526
Advance from related parties and affiliated company	96,565	153,918	545,739
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	125,261	293,898	1,858,464
Net cash provided by financing activities of discontinued operations	—	23,966	33,448
Net cash provided by financing activities	125,261	317,864	1,891,912

EFFECT OF EXCHANGE RATE ON CASH	2,601	1,657	34,719

NET INCREASE (DECREASE) IN CASH	10,680	246,840	28,996

CASH
Beginning of period	18,316	41,501	—
End of period	28,996	288,341	28,996
Less: cash and cash equivalents of discontinued operations at end of year	242	21,638	242
CASH AT END OF PERIOD	$28,754	$266,703	$28,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

The accompanying notes are an integral part of these financial statements

UAN Power Corp. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

UAN Power Corp. (“UAN Power”), formerly known as Gulf Shores Investments, Inc., was originally incorporated in the State of Nevada on May 8, 2009. UAN Power completed a reincorporation in Delaware under the name UAN Power Corp. on November 14, 2011.

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

The Company’s business operation is to develop, own, and operate an agricultural business. The Company has not yet generated revenues from its planned principal operation and is considered a development stage company in accordance with ASC Topic 915-15.

To summarize the paragraphs above, the organization and ownership structure of the Company is currently as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in the Company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(37,118)	(96)	(41,478)
Net Income/(Loss)	$(37,118)	$(96)	$(41,478)

Assets	$357,394	$666,455	$881,693
Liabilities	557,480	356,753	125,970
Net Assets	$(200,085)	$309,702	$755,723

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

At September 30, 2013, the cumulative translation adjustment was $26,268. For the three months ended September 30, 2013 and 2012, net other comprehensive income (loss) was $4,414 and $1,657, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
September 30, 2013	29.51	-

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	6.28
September 30, 2013	6.14	6.17

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
September 30, 2013	6.14	6.17

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months ended
	September 30, 2013	September 30, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(64,641)	$(100,075)
Discontinued operations	$—	$(24,423)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$—	$(0.000)

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

For the three months ended September 30, 2013, the Company incurred a net loss of $64,641, and a net loss of $124,498 for the three months ended September 30, 2012; and had an accumulated deficit of $1,033,678 as of September 30, 2013.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of September 30, 2013:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	September 30, 2013	June 30, 2013
Raw materials	$22,655	$18,646
Growing crops	528,406	481,499
Harvested crops	—	—
Less: Obsolete/write-down	—	—
Inventory, net	$551,061	$500,145

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	September 30, 2013	June 30, 2013
Equipment & furniture	$30,146	$29,967
Construction in progress	171,038	167,590
Less: Accumulated depreciation	(4,398)	(3,005)
Fixed assets, net	$196,786	$194,552

The depreciation expense for the three months ended September 30, 2013 and 2012 were $1,369 and $0, respectively.

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	September 30, 2013	June 30, 2013
Land use rights	$113,657	$112,980
Less: Accumulated amortization	(4,043)	(3,279)
Land use rights, net	$109,614	$109,702

The amortization expense for the three months ended September 30, 2013 and 2012 were $742 and $0, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2013, Parashar Patel, (Chief Executive Officer and Director of the Company), had an outstanding receivable amount of $3,839 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. The consulting and professional fees were $6,000 and $10,500 the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, Syuan Jhu Lin (Shareholder and Director of the Company) has an outstanding receivable amount of $72,940 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of September 30, 2013, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of September 30, 2013, Mr. Chang has an outstanding receivable amount of $143,064 from the Company which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10).

Mr. Chang also provides various public relation and professional services to the Company for which he is compensated. The public relation and professional fees were $7,500 and $0 for the three months ended September 30, 2013 and 2012 respectively. As of September 30, 2013, the outstanding public relation and professional fees payable to Mr. Chang was $20,500.

As of September 30, 2013, Wan-Fang Liu (Director of the Company) has an outstanding receivable amount of $55,997 from the Company which she has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10).

As of September 30, 2013, Ms. Liu has an outstanding receivable amount of $10,000 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of September 30, 2013, the Company has an outstanding payable amount of $95,566 to Zhang Zhe Min (Non-Controlling Interest Owner and Manager of Uan Sheng, PRC Operating Company) which he has advanced the amount to the Company as working capital Company to pay administrative and operating expenses.

As of September 30, 2013, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

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

Interest expenses incurred on the Notes for the three months ended September 30, 2013 and 2012 was $5,077 and $3,500, respectively. Interest payable on the Notes at September 30, 2013 was $23,923.

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

Pursuant to the agreement, the Company will own 66% and shall contribute $462,000 as initial capital before October 31, 2012. By October 16, 2012, the Company has contributed $462,000 and the State Administration of Industry and Commerce (SAIC) of China has issued the Joint Venture’s Capital Contribution Verification Report, Business License and Permits for the establishment of the Joint Venture. As of September 30, 2013, the Company has contributed a total of $661,400 as investment capital.

Office Space Lease

In June 2012, the Company entered into a six-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement.

In August 2012, the Company entered into a one-year operating lease for a facility in China to meet its needs under the Joint Venture Agreement. The lease agreement has not been extended and the Company does not intend to extend the lease agreement. The Company is currently leasing the facility on a month to month basis.

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2014	$ 3,813
6/30/2015	5,084
6/30/2016	5,084
6/30/2017	5,084
6/30/2018	5,084
Total	$ 24,151

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

In November 2012, the Company entered into a 13 years land and housing facility lease consisting of 13.97 acres of land for its agricultural business in China. The lease expires on December 26, 2032. Future lease commitments are payable on August 1st of each year based on the market purchase price of approximately 49,604 lbs (22,500kg) of grains.

In December 2012, the Company entered into a month to month office space lease in Michigan State for $200 a month.

Total rent expenses for the leases above were $3,658 for the three months ended September 30, 2013. Accumulated rent deferred and allocated to growing crops inventory for the leases above were $14,642 as of September 30, 2013.

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

At September 30, 2013, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $813,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

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

Summarized financial information for discontinued operations is as follow:

	For the Three Months ended
	September 30, 2013	September 30, 2012
Discontinued Operations
Revenues, net	$—	$57,463

Loss from operations of discontinued components	$—	$(24,423)
Benefit (provision) for income taxes	—	—
Loss from operations of discontinued components, net of tax	$—	$(24,423)

Disposal
Loss on disposal in discontinued components	$—	$—
Benefit (provision) for income taxes	—	—
Loss on disposal in discontinued components, net of tax	$—	$—

Total loss from discontinued operations, net of tax	$—	$(24,423)

	September 30, 2013	September 30, 2012
Assets
Cash and equivalents	$242	$242
Other current assets	32	32
Fixed assets, net	—	—
License rights, net	—	—
Other assets	—	—
Total assets of discontinued operations	$274	$274

Liabilities
Accounts payables and accrued expenses	$—	$—
Other current liabilities	—	—
Total liabilities of discontinued operations	$—	$—

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

On May 31, 2012, we entered into a term promissory note with certain shareholders and/or directors of our company for the principal sum of $350,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4.00% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

On July 2, 2012, UAN Sheng (Fujian) Agricultural Technology Development Limited Company (“UAN Sheng”), a company established by the board of directors of our company, entered into a renting agreement with Jianyang City Construction Supervision Team Masha (“Jianyang Construction”) whereby Jianyang Construction agreed to lease a business location (gross area of 170.661 m2) to UAN Sheng for a term of six years. The store location is Room 204, No. 2 Building, 342 West Marsha Street, Culture Plaza Masha Town, Jianyang City. The monthly rent for the location is RMB¥26000 which must be paid on a quarterly basis, pursuant to the terms of the renting agreement.

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

As of the date of this report, our company, through our 66% owned subsidiary, UAN Sheng Agricultural Technology Development Limited Company, is focused on the development of our tropical peach agriculture business in China. Our management is also seeking and assessing other opportunities to create shareholder value on an ongoing basis, whether by acquisition, joint-venture, business combination or otherwise.

As at the date of this report, we have nominal operations, no foreseeable prospect of revenue, and remain in the development stage. There is substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital to continue our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations will be materially negatively impacted. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Results of Operations

For the three-month periods ended September 30, 2013 and September 30, 2012

	Three Months Ended
	September 30,
	2013		2012
Revenue	$	Nil	$	Nil

Operating Expenses		$82,284		$121,458
Other (Income)		$(10,614)	$	Nil
Interest Expense		$5,074		$3,452
Loss (gain) from discontinued operations, net of tax	$	Nil		$24,423
Net Income (Loss)		$(78,744)		$(149,333)

We realized revenues of $Nil in the three-month period ended September 30, 2013 and 2012. We have discontinued our operation in Taiwan in November 2012.

Cost of sales was $Nil for the three-month ended September 30, 2013 and 2012.

Expenses

	Three Months Ended
	September 30,
	2013	2012
Consulting fees – Related party	$13,500	$10,500
Professional fees	$11,444	$27,327
General and administrative expenses	$59,340	$83,631

Operating expenses for three month period ended September 30, 2013 decreased by $37,174 or approximately 30.61% compared to the comparative period in 2012 primarily as a result of effective management cost cutting strategy. Our company commenced operations of our agricultural business in China in July 2012.

The significant portion of general and administrative expenses incurred were wages and benefits of $24,416, rent expense of $3,658, travel and transportation expense of $17,515, and other general and administrative expenses of $13,751 for the three months ended September 30, 2013; as compared to wages and benefits of $33,805, travel and transportation expense of $24,368, and other general and administrative expenses of $25,458 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	September 30,	June 30,
	2013	2013
Current Assets	$580,932	$522,646
Current Liabilities	$532,509	$426,356
Working Capital	$48,423	$96,290

Cash Flows

	Three Months Ended
	September 30,
	2013	2012
Net Cash used in Operating Activities	$(114,738)	$(179,621)
Net Cash provided by (used in) Investing Activities	$(2,444)	$106,940
Net Cash provided by Financing Activities	$125,261	$317,864
Net Increase In Cash	$10,680	$246,840

As of September 30, 2013, we had a cash balance of $28,754 as compared to $18,316 as of June 30, 2013.

Our working capital as of September 30, 2013 was $48,423 compared to our working capital of $92,290 at June 30, 2013.

Our total assets as of September 30, 2013 were $901,956, compared to $841,437 at June 30, 2013. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted from the increase in inventory of $50,916.

Our total liabilities at September 30, 2013 were $1,040,200, compared to $934,047 at June 30, 2013. The increase resulted primarily from amounts due to related parties of $96,565, other current liabilities of $5,391 and accounts payable and accrued expenses of $4,197.

As a result, our net cash used in operating activities was $114,738 and $179,621 for the three months ended September 30, 2013 and 2012, respectively.

Our net cash provided by investing activities decreased for the three months ended September 30, 2013 as compared to the same period in September 30, 2012. The net cash used in investing activities for the three months ended September 30, 2013 was $2,444, and net cash provided by investing activities was $106,940 for the three months ended September 30, 2012. The net cash used in investing activities for the three months ended September 30, 2013 resulted from acquisition of construction in progress. The Company has acquired fixed assets of $102,583 and land use rights of $110,373 for the three months ended September 30, 2012 for the commence of our joint venture in China.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the three months ended September 30, 2013 and 2012, net cash provided by financing activities was $125,261 and $317,864, respectively.

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

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in the Company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of September 30, 2013 and for the three months ended September 30, 2013 and 2012 as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(37,118)	(96)	(41,478)
Net Income/(Loss)	$(37,118)	$(96)	$(41,478)

Assets	$357,394	$666,455	$881,693
Liabilities	557,480	356,753	125,970
Net Assets	$(200,085)	$309,702	$755,723

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

At September 30, 2013, the cumulative translation adjustment was $26,268. For the three months ended September 30, 2013 and 2012, net other comprehensive income (loss) was $4,414 and $1,657, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
September 30, 2013	29.51	-

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	6.28
September 30, 2013	6.14	6.17

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
September 30, 2013	6.14	6.17

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months ended
	September 30, 2013	September 30, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(64,641)	$(100,075)
Discontinued operations	$—	$(24,423)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)
Discontinued operations	$—	$(0.000)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011).
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011).
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).

Exhibit Number	Description
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.13	Partnership Agreement effective July 3, 2012 between Uan Sheng (Fujian) Agricultural Technology Co., Ltd. and Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.15	Transfer Agreement as of July 7, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Guifang Chen (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.18	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
10.19	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu. (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong. UAN Sheng Agricultural Technology Development Limited Company in China, People’s Republic of China.
(31)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN POWER CORP.

Dated: November 14, 2013	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Chung Hua Yang
Chung Hua Yang
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

