Form 10-Q
period 2013-12-31
UAN Power Corp
filed 2014-02-27
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54334
UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware				27-0155619
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
102 North Avenue, Mount Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)
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
78,273,000 common shares issued and outstanding as of February 25, 2014.

UAN POWER CORP.

2

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended December 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$33,147	$18,316
Inventory	584,659	500,145
Advanced prepayments	—	—
Other current assets	—	3,911
Current assets from discontinued operations	274	274
Total Current Assets	618,080	522,646

Fixed assets, net	84,729	194,552
Land use rights, net	221,314	109,702
Other assets	14,686	14,537
Other assets from discontinued operations	—	—
TOTAL ASSETS	$938,809	$841,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$24,221	$53,128
Amounts due to related parties	824,846	333,816
Due to affiliated company	20,000	20,000
Other current liabilities	29,952	19,412
Current liabilities from discontinued operations	—	—
Total Current Liabilities	899,019	426,356

Notes payable to shareholders	507,679	507,691
Other liabilities from discontinued operations	—	—
Total Liabilities	1,406,698	934,047

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Uan Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	24,792	23,352
Deficit accumulated during the development stage	(1,126,229)	(969,037)
Total Uan Power Corp. Stockholders' Equity (Deficit)	(489,748)	(333,996)
Noncontrolling Interest	21,859	241,386
Total Stockholders' Equity (Deficit)	(467,889)	(92,610)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$938,809	$841,437

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		May 8, 2009 to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Revenues	$—	$—	$—	$—	—
Cost of Sales	—	—	—	—	—
Gross Margin	—	—	—	—	—

Operating Expenses
Professional & Consulting Fees - Related Party	7,000	14,000	20,500	24,500	174,850
Professional Fees	13,012	19,839	24,456	47,165	382,973
General and administrative expenses	69,342	88,929	128,682	172,560	465,663

Total Operating Expenses	89,354	122,768	173,638	244,225	1,023,486

Loss from Operation	(89,354)	(122,768)	(173,638)	(244,225)	(1,023,486)

Other Expenses
Interest Expense	(5,071)	(3,971)	(10,145)	(7,423)	(28,868)
Other Income	34	—	10,648	—	18,165
Exchange Gain (Loss)	(4,647)	—	(4,647)	(3,470)	(11,130)
Government Subsidy	—	—	—	7,925	7,966

Total other expenses	(9,684)	(3,971)	(4,144)	(2,967)	(13,867)

Loss from continuing operations before income tax	(99,038)	(126,739)	(177,782)	(247,193)	(1,037,353)

Provision for income tax	—	—	—	—	—

Net Loss from continuing operations	(99,038)	(126,739)	(177,782)	(247,193)	(1,037,353)

Loss from discontinued operations, net of tax	—	(111,788)	—	(136,211)	(187,526)

Net Loss	(99,038)	(238,526)	(177,782)	(383,403)	(1,224,878)

Less: Net loss attributable to noncontrolling interest	(6,487)	(20,885)	(20,590)	(45,720)	(98,649)

Net loss attributable to Uan Power Corp.	$(92,551)	$(217,641)	$(157,192)	$(337,683)	$(1,126,229)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(92,551)	$(105,854)	$(157,192)	$(201,472)	$(938,704)
Loss from discontinued operations	—	(111,788)	—	(136,211)	(187,526)
Loss attributable to noncontrolling interest, discontinued operations	—	—	—	—	—
Net loss from discontinued operations	—	(111,788)	—	(136,211)	(187,526)
Net loss attributable to Uan Power Corp.	$(92,551)	$(217,642)	$(157,192)	$(337,683)	$(1,126,229)

Weighted Average Number of
Common Shares Outstanding, basic and diluted	78,273,000	78,273,000	78,273,000	78,273,000

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)
Discontinued Operations, basic and diluted	$—	$(0.001)	$—	$(0.002)
Total	$(0.001)	$(0.003)	$(0.002)	$(0.004)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		May 8, 2009 to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
Net Loss	$(99,038)	$(238,526)	$(177,782)	$(383,403)	$(1,224,878)
Other Comprehensive Loss, net of tax
Cummulative Translation Adjustment	(1,148)	(11,409)	3,266	(9,752)	33,233
Total Other Comprehensive Loss, net of tax	(1,148)	(11,409)	3,266	(9,752)	33,233
Comprehensive Loss	(100,186)	(249,935)	(174,516)	(393,154)	(1,191,646)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(6,160)	(19,435)	(18,764)	(44,050)	(90,209)
Comprehensive Loss attributable to Uan Power Corp.	$(94,026)	$(230,500)	$(155,751)	$(349,104)	$(1,101,437)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			From Inception
	For the Six Months Ended		May 8, 2009 to
	December 31, 2013	December 31, 2012	December 31, 2013

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(177,782)	$(383,403)	$(1,224,878)
Less: Loss from discontinued operations	—	(136,211)	(187,526)
Loss from continuing operations	(177,782)	(247,192)	(1,037,352)
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization expense	3,894	2,519	10,151
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(84,514)	(51,089)	(584,659)
Other current assets	3,911	(11,350)	—
Other assets	(149)	(208,036)	(14,686)
Accounts payable and accrued expenses	(28,907)	19,647	24,221
Other current liabilities	10,540	8,125	29,952
Net cash used in operating activities of continued operations	(273,007)	(487,375)	(1,552,998)
Net cash provided by operating activities of discontinued operations	242	51,507	5,323
Net cash used in operating activities	(272,765)	(435,868)	(1,547,675)

INVESTING ACTIVITIES
Fixed assets purchased	(2,444)	(141,634)	(196,841)
Land use rights	—	(110,373)	(111,296)
Advanced prepayments	—	319,896	—
Net cash provided by (used in) investing activities of continued operations	(2,444)	67,889	(308,137)
Net cash used in investing activities of discontinued operations	—	—	(199,850)
Net cash provided by (used in) investing activities	(2,444)	67,889	(507,987)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	(12)	155,768	541,179
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	—	526,366
Capital contribution - noncontrolling interest	(200,762)	238,030	112,068
Advance from related parties and affiliated company	491,030	29,999	940,204
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	290,256	423,797	2,023,459
Net cash provided by financing activities of discontinued operations	—	—	33,448
Net cash provided by financing activities	290,256	423,797	2,056,907

EFFECT OF EXCHANGE RATE ON CASH	26	(10,101)	32,144

NET INCREASE (DECREASE) IN CASH	15,073	45,717	33,389

CASH
Beginning of period	18,316	41,501	—
End of period	33,389	87,218	33,389
Less: cash and cash equivalents of discontinued operations at end of year	242	32	242
CASH AT END OF PERIOD	$33,147	$87,186	$33,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in the Company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of December 31, 2013 and for the six months ended December 31, 2013 and 2012 as follows:

For the six months ended December 31, 2013
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(71,167)	(209)	(106,354)
Net Income/(Loss)	$(71,167)	$(209)	$(106,354)

For the six months ended December 31, 2012
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(112,670)	(51)	$(134,471)
Net Income/(Loss)	$(112,710)	(51)	$(134,471)

As of December 31, 2013
	United States of America	Hong Kong, PRC	China, PRC
Assets	$364,994	$1,015,058	$911,228
Liablities	599,128	705,657	101,914
Net Assets	$(234,134)	$309,401	$809,314

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

At December 31, 2013, the cumulative translation adjustment was $24,792. For the six months ended December 31, 2013 and 2012, net other comprehensive income (loss) was $3,266 and $(9,752), respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
December 31, 2013	29.51

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
December 31, 2013	7.75	7.75

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
December 31, 2013	6.11	6.15

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(92,551)	$(105,854)	$(157,192)	$(201,472)
Discontinued operations	$—	$(111,788)	$—	$(136,211)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.002)	$(0.003)
Discontinued operations	$—	$(0.001)	$—	$(0.002)

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

For the six months ended December 31, 2013, the Company incurred a net loss of $177,782, and a net loss of $383,403 for the six months ended December 31, 2012; and had an accumulated deficit of $1,126,229 as of December 31, 2013.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of December 31, 2013:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	December 31, 2013	June 30, 2013
Raw materials	$4,864	$18,646
Growing crops	579,795	481,499
Harvested crops	—	—
Less: Obsolete/write-down	—	—
Inventory, net	$584,659	$500,145

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	December 31, 2013	June 30, 2013
Equipment & furnitures	90,021	29,967
Construction in progress	—	167,590
Less: Accumulated amortization and depreciation	(5,292)	(3,005)
Fixed assets, net	$84,729	$194,552

The depreciation expense for the six months ended December 31, 2013 and 2012 were $2,244 and $918, respectively.

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	December 31, 2013	June 30, 2013
Land use rights	$226,285	$112,980
Less: Accumulated amortization	(4,971)	(3,279)
Land use rights, net	$221,314	$109,702

The amortization expense for the six months ended December 31, 2013 and 2012 were $1,649 and $1,601, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2013, Parashar Patel, (Chief Executive Officer and Director of the Company), had an outstanding receivable amount of $3,493 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. The consulting and professional fees were $12,000 and $24,500 for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, Syuan Jhu Lin (Shareholder of the Company) has an outstanding receivable amount of $72,940 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of December 31, 2013, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of December 31, 2013, Mr. Chang has an outstanding receivable amount of $143,053 from the Company which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10).

Mr. Chang also provides various public relation and professional services to the Company for which he is compensated. The public relation and professional fees were $7,500 and $0 for the six months ended December 31, 2013 and 2012 respectively. As of December 31, 2013, the outstanding public relation and professional fees payable to Mr. Chang was $20,500.

As of December 31, 2013, the Company has an outstanding payable amount of $88,960 to Mr. Chang (Non-Controlling Interest Owner of Uan Sheng, PRC Operating Company) which he has advanced the amount to the Company as working capital Company to pay administrative and operating expenses.

As of December 31, 2013, Wan-Fang Liu (Director of the Company) has an outstanding receivable amount of $404,925 from the Company which she has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC and to acquire additional 24% non-controlling interest. (Refer to Note 10).

As of December 31, 2013, Ms. Liu has an outstanding receivable amount of $10,000 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of December 31, 2013, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

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

On December 1, 2012, the Company entered into a convertible note agreement with Yuan-Hao (Michael) Chang (Shareholder of the Company) for the outstanding amounts of HKD 1,222,726 ($157,682) which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 10). The maturity of this Note is December 1, 2017 and bear interest at 4% per annum.

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

Interest expenses incurred on the Notes for the six months ended December 31, 2013 and 2012 was $10,154 and $3,500, respectively. Interest payable on the Notes at December 31, 2013 was $29,000.

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

On December 1, 2013, the Company acquired additional interests and increased its ownership to 90%.

As of December 31, 2013, the Company has contributed a total of $1,006,049 as investment capital.

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

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2014	2,553
6/30/2015	5,106
6/30/2016	5,106
6/30/2017	5,106
6/30/2018	5,106
Remainder
Total	$ 22,977

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

Total rent expenses for the leases above were $39,604 for the six months ended December 31, 2013. Accumulated rent deferred and allocated to growing crops inventory for the leases above were $22,146 as of December 31, 2013.

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

At December 31, 2013, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $847,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

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

Summarized financial information for discontinued operations is as follow:

	December 31, 2013	June 30, 2013
Assets
Cash and equivalents	$242	$242
Other current assets	32	32
Fixed assets, net	—	—
License rights, net	—	—
Other assets	—	—
Total assets of discontinued operations	$274	$274

Liabilities
Accounts payables and accrued expenses	$—	$—
Other current liabilities	—	—
Total liabilities of discontinued operations	$—	$—

	For the Three Months		For the Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Discontinued Operations
Revenues, net	$—	$23,961	$—	$81,424

Loss from operations of discontinued components	$—	$302	$—	$(24,121)
Benefit (provision) for income taxes	—	—	—	—
Loss from operations of discontinued components, net of tax	$—	$302	$—	$(24,121)

Disposal
Loss on disposal in discontinued components	$—	$(112,090)	$—	$(112,090)
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$(112,090)	$—	$(112,090)

Total loss from discontinued operations, net of tax	$—	$(111,788)	$—	$(136,211)

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

Overview

Our company was incorporated in the State of Nevada on May 8, 2009. We completed a reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

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

On May 31, 2012, we entered into a term promissory note with certain shareholders and/or directors of our company for the principal sum of $350,000 with a maturity date of May 31, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed.

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

Pursuant to the terms of the Proposition, UAN Sheng will provide tree species and personnel to undertake the anticipated tree cultivation. The property, provided by Jinxiong, consists of 300 acres of agricultural land located in Liutian Village, Masha Town, Jianyan City, Fujian Province. UAN Sheng will acquire 70% of the Proposition’s earnings and Jinxiong will acquire the remaining 30% of the Proposition’s earnings, after tax deductions. In addition, the taxes allocated on the Proposition will be distributed pro-rated to the interests of each party, where UAN Sheng will be responsible for 70% of the taxes due and Jinxiong will be responsible for the remaining 30% of the taxes due. Furthermore, both parties will each acquire 50% of the government agricultural subsidiary.

On July 7, 2012, UAN Sheng entered into a transfer agreement with Guifang Chen, whereby Guifang Chen agreed to transfer a factory building and land use rights on a property in the city of Jianyang. Guifang Chen shall transfer to UAN Sheng the use and rights of 7.53 acres of land located in Liangdong Village, Shuishang Xian, Masha Town, Jianyang City and all current factory equipment, effective July 9, 2012 and until December 31, 2046. Guifang Chen was compensated an aggregate of RMB¥650,000 by UAN Sheng, which includes a deposit of RMB¥200,000 to be paid upon execution of the transfer agreement. The balance was paid in one payment in July, 2012. As per the terms of the transfer agreement, UAN Sheng will be responsible for the all taxes and fees related to the transfer.

In conjunction with the partnership agreement, on October 18, 2012, UAN Sheng entered into a concession agreement with Lin Changbin, wherein UAN Sheng agreed to lease from Lin Changbin the rights to a property of 300 acres, containing approximately 8,800 pear trees, in Erlian Shan of Zhuzhou Village, from October 18, 2012 to December 31, 2025. Pursuant to the terms of the concession agreement, UAN Sheng is to pay a sapling fee of an aggregate of RMB¥500,000 to Lin Changbin which included a deposit of RMB¥100,000 paid immediately upon signing of the concession agreement. The balance was paid in one payment in October, 2012.

In November 2012, we discontinued our limited business operations in Taiwan where we had entered into a technology licensing and transfer agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea. Concurrent with the discontinuation of our business operations in Taiwan, we liquidated all assets related to that business. In accordance with the applicable accounting guidance for the ceased operations, the results of the Taiwan business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented in this quarterly report.

On December 1, 2012, we entered into a convertible promissory note with Yuan-Hao Chang for the principal sum of $157,691 with a maturity date of December 1, 2017. The note may be paid in full or in part at the option of our company at any time prior to the maturity date without penalty, with interest accrued as at the date of prepayment. The note bears interest at 4% per annum and shall be computed on the basis of a year of 360 days for the number of days actually elapsed. On December 1, 2013, the aggregate outstanding principal and all unpaid accrued interest due under the note shall   automatically be converted into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02.

On December 31, 2012, we entered into a global amendment to the term promissory notes dated May 31, 2012, with each of the note holders. The amendment provides for the conversion of the aggregate outstanding principal and all unpaid accrued interest due under the notes into a number of units of common shares of our company equal to the aggregate outstanding principal and unpaid accrued interest, divided by $0.02.

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

Results of Operations

For the three and six month periods ended December 31, 2013 and December 31, 2012

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Operating Expenses		$89,354		$122,768		$173,638		$244,225
Other (Income) / Expense:
Interest Expense		$5,071		$3,971		$10,145		$7,423
Other Income		$(34)		Nil		(10,648)		Nil
Exchange Loss		$4,647	$	Nil		$4,647		$3,470
Government Subsidy	$	Nil	$	Nil	$	Nil		$(7,925)
Loss (gain) from discontinued operations, net of tax	$	Nil		$(111,788)	$	Nil		$(136,211)
Net Income (Loss)		$(99,038)		$(238,526)		$(177,782)		$(383,403)

Our revenues were $Nil for the three-month period ended December 31, 2013 and 2012 and $Nil for the six-month period ended December 31, 2013 and 2012. We discontinued our operation in Taiwan in November 2012.

Cost of sales was $Nil for the three-month ended December 31, 2013 and 2012 and $Nil for the six-month ended December 31, 2013 and 2012.

Expenses

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Consulting fees – Related party	$7,000	$14,000	$20,500	$24,500
Professional fees	$13,012	$19,839	$24,456	$47,165
General and administrative expenses	$69,342	$88,929	$128,682	$172,560

Operating expenses for three month period ended December 31, 2013 decreased by $33,414 or approximately 27.2% compared to the comparative period in 2012 primarily as a result of effective management cost cutting strategy. Our company commenced operations of our agricultural business in China in July 2012.

Operating expenses for six month period ended December 31, 2013 decreased by $70,687 or approximately 28.9% compared to the comparative period in 2012 primarily as a result of effective management cost cutting strategy.

The significant portion of general and administrative expenses incurred were wages and benefits of $18,471, rent expense of 13,800, travel and transportation expense of $19,653, and other general and administrative expenses of $37,430 for the three months ended December 31, 2013; as compared to wages and benefits of $37,617, rent expense of $3,161, travel and transportation expense of $22,150, and other general and administrative expenses of $26,000 for the three months ended December 31, 2012.

The significant portion of general and administrative expenses incurred were wages and benefits of $42,887, rent expense of $17,458, travel and transportation expense of $37,168, and other general and administrative expenses of $76,125 for the six months ended December 31, 2013; as compared to wages and benefits of $71,423, rent expense of $3,161, travel and transportation expense of $46,518, and other general and administrative expenses of $51,458 for the six months ended December 31, 2012.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	June 30,
	2013	2013
Current Assets	$618,080	$522,646
Current Liabilities	$899,019	$426,356
Working Capital (Deficit)	$(280,939)	$96,290

Cash Flows

	Six Months Ended
	December 31,
	2013	2012
Net Cash used in Operating Activities	$(272,765)	$(435,868)
Net Cash provided by (used in) Investing Activities	$(2,444)	$67,889
Net Cash provided by Financing Activities	$290,256	$423,797
Net Increase In Cash	$15,073	$45,717

As of December 31, 2013, we had a cash balance of $33,147 as compared to $18,316 as of June 30, 2013.

Our working deficit as of December 31, 2013 was $280,939 compared to our working capital of $92,290 at June 30, 2013.

Our total assets as of December 31, 2013 were $938,809, compared to $841,437 at June 30, 2013. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted from the increase in land use rights of $111,612 and inventory of $84,514.

Our total liabilities at December 31, 2013 were $1,406,698, compared to $934,047 at June 30, 2013. The increase resulted primarily from amounts due to related parties of $491,030 and other current liabilities of $10,540.

As a result, our net cash used in operating activities was $272,765 and $435,908 for the six months ended December 31, 2013 and 2012, respectively.

Our net cash provided by investing activities decreased for the six months ended December 31, 2013 as compared to the same period in December 31, 2012. The net cash used in investing activities for the six months ended December 31, 2013 was $2,444, and net cash provided by investing activities was $67,889 for the six months ended December 31, 2012. The net cash used in investing activities for the six months ended December 31, 2013 resulted from acquisition of fixed assets. Our company acquired fixed assets of $141,634 and land use rights of $110,373 for the six months ended December 31, 2012 for the commencement of our joint venture in China.

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the six months ended December 31, 2013 and 2012, net cash provided by financing activities was $290,256 and $423,797, respectively.

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

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in our company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of December 31, 2013 and for the six months ended December 31, 2013 and 2012 as follows:

For the six months ended December 31, 2013
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(71,167)	(209)	(106,354)
Net Income/(Loss)	$(71,167)	$(209)	$(106,354)

For the six months ended December 31, 2012
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(112,670)	(51)	$(134,471)
Net Income/(Loss)	$(112,710)	(51)	$(134,471)

As of December 31, 2013
	United States of America	Hong Kong, PRC	China, PRC
Assets	$364,994	$1,015,058	$911,228
Liablities	599,128	705,657	101,914
Net Assets	$(234,134)	$309,401	$809,314

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

At December 31, 2013, the cumulative translation adjustment was $24,792. For the six months ended December 31, 2013 and 2012, net other comprehensive income (loss) was $3,266 and $(9,752), respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
December 31, 2013	29.51	-

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
December 31, 2013	7.75	7.75

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
December 31, 2013	6.11	6.15

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are common stock equivalents outstanding as of December 31, 2013 and 2012, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Six Months ended
	December 31, 2013	December 31, 2012

Net Loss attributable to Uan Power Corp.
Continuing operations	$(157,192)	$(201,472)
Discontinued operations	$—	$(136,211)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.002)	$(0.003)
Discontinued operations	$—	$(0.002)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 18, 2013, Chung Hua Yang resigned as chief financial officer of our company. The resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Effective November 28, 2013, we appointed Yun-Mi Han as chief financial officer of our company.

Effective November 29, 2013, Syuan-Jhu Lin resigned as chairman and as a director of our company and Li-Feng Lee resigned as director of our company. Their resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Effective November 29, 2013, we appointed our director, Wan-Fang Liu, as chairman of our company.

Effective December 23, 2013, we appointed Dr. Hans C. Justice Chang as chief operating officer of our company.

Item 6.   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011).
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011).
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.13	Partnership Agreement effective July 3, 2012 between Uan Sheng (Fujian) Agricultural Technology Co., Ltd. and Jianyang City Jinxiong Agricultural and Forestry Professional Cooperative (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).

Exhibit Number	Description
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.18	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
10.19	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu. (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong. UAN Sheng Agricultural Technology Development Limited Company in China, People’s Republic of China.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN POWER CORP.

Dated: February 27, 2014	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 27, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

