Form 10-Q
period 2014-03-31
UAN Power Corp
filed 2014-05-20
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			March 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-54334
UAN POWER CORP.
(Exact name of registrant as specified in its charter)
Delaware				27-0155619
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
102 North Avenue, Mount Clemens, Michigan				48043
(Address of principal executive offices)				(Zip Code)
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
78,273,000 common shares issued and outstanding as of May 20, 2014.

UAN POWER CORP.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$15,992	$18,316
Inventory	600,177	500,145
Other current assets	325	3,911
Current assets from discontinued operations	273	274
Total Current Assets	616,767	522,646

Fixed assets, net	82,677	194,552
License rights, net	—	—
Land use rights, net	217,901	109,702
Other assets	14,564	14,537
Other assets from discontinued operations	—	—
TOTAL ASSETS	$931,909	$841,437

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$17,716	$53,128
Amounts due to related parties	887,556	333,816
Due to affiliated company	20,000	20,000
Other current liabilities	35,229	19,412
Current liabilities from discontinued operations	—	—
Total Current Liabilities	960,501	426,356

Notes payable to shareholders	507,625	507,691
Other liabilities from discontinued operations	—	—
Total Liabilities	1,468,126	934,047

Commitments & contingencies	—	—

Stockholders' Deficit
Uan Power Corp. Stockholders' Deficit
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	(28,460)	23,352
Deficit accumulated during the development stage	(1,202,835)	(969,037)
Total Uan Power Corp. Stockholders' Deficit	(619,606)	(333,996)
Noncontrolling Interest	83,389	241,386
Total Stockholders' Deficit	(536,217)	(92,610)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$931,909	$841,437

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	From Inception
	Ended	Ended	Ended	Ended	May 8, 2009 to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Revenues	$—	$—	$—	$—	—
Cost of Sales	—	—	—	—	—
Gross Margin	—	—	—	—	—

Operating Expenses
Professional & Consulting Fees - Related Party	13,500	10,000	34,000	34,500	188,350
Professional Fees	12,273	8,105	36,729	55,270	395,246
General and administrative expenses	39,030	83,601	167,712	256,161	504,693

Total Operating Expenses	64,803	101,707	238,441	345,931	1,088,289

Loss from Operation	(64,803)	(101,707)	(238,441)	(345,931)	(1,088,289)

Other Expenses
Interest Expense	(5,287)	(5,036)	(15,432)	(12,459)	(34,155)
Other Income	16	—	10,664	—	18,181
Exchange Gain (Loss)	(7)	(5)	(4,654)	(3,475)	(11,137)
Government Subsidy	—	12	—	7,937	7,966

Total other expenses	(5,278)	(5,029)	(9,422)	(7,997)	(19,145)

Loss from continuing operations before income tax	(70,081)	(106,735)	(247,863)	(353,928)	(1,107,434)

Provision for income tax	—	—	—	—	—

Net Loss from continuing operations	(70,081)	(106,735)	(247,863)	(353,928)	(1,107,434)

Income (Loss) from discontinued operations, net of tax	—	247	—	(135,964)	(187,526)

Net Loss	(70,081)	(106,489)	(247,863)	(489,892)	(1,294,959)

Less: Net loss attributable to noncontrolling interest	6,525	(24,917)	(14,065)	(70,637)	(92,124)

Net loss attributable to Uan Power Corp.	$(76,606)	$(81,572)	$(233,798)	$(419,255)	$(1,202,835)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(76,606)	$(81,819)	$(233,798)	$(283,291)	$(1,015,310)

Loss from discontinued operations	—	247	—	(135,964)	(187,526)
Loss attributable to noncontrolling interest, discontinued operations	—	—	—	—	—
Net loss from discontinued operations	—	247	—	(135,964)	(187,526)
Net loss attributable to Uan Power Corp.	$(76,606)	$(81,572)	$(233,798)	$(419,255)	$(1,202,835)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	78,273,000	78,273,000	78,273,000

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.001)	$(0.001)	$(0.003)	$(0.004)
Discontinued Operations, basic and diluted	$—	$—	$—	$(0.002)
Total	$(0.001)	$(0.001)	$(0.003)	$(0.005)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	From Inception
	Ended	Ended	Ended	Ended	May 8, 2009 to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
Net Loss	$(70,081)	$(106,489)	$(247,863)	$(489,892)	$(1,294,959)
Other Comprehensive Loss, net of tax
Cummulative Translation Adjustment	(58,345)	3,691	(55,078)	(6,061)	(25,112)
Total Other Comprehensive Loss, net of tax	(58,345)	3,691	(55,078)	(6,061)	(25,112)
Comprehensive Loss	(128,426)	(102,798)	(302,941)	(495,953)	(1,320,071)
Less: Comprehensive Loss attributable to Noncontrolling Interest	1,433	(23,588)	(17,331)	(67,638)	(88,776)
Comprehensive Loss attributable to Uan Power Corp.	$(129,859)	$(79,210)	$(285,610)	$(428,315)	$(1,231,296)

The accompanying notes are an integral part of these financial statements

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months	For the Nine Months	From Inception
	Ended	Ended	May 8, 2009 to
	March 31, 2014	March 31, 2013	March 31, 2014

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(247,863)	$(489,892)	$(1,294,959)
Less: Loss from discontinued operations	—	(135,964)	(187,526)
Loss from continuing operations	(247,863)	(353,928)	(1,107,433)
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization expense	6,803	4,203	13,060
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	(100,032)	(363,400)	(600,177)
Other current assets	3,586	999	(325)
Other assets	(27)	(14,272)	(14,564)
Accounts payable and accrued expenses	(35,412)	24,644	17,716
Other current liabilities	15,817	12,602	35,229
Net cash used in operating activities of continued operations	(357,128)	(689,152)	(1,637,119)
Net cash provided by operating activities of discontinued operations	243	51,725	5,324
Net cash used in operating activities	(356,885)	(637,427)	(1,631,795)

INVESTING ACTIVITIES
Fixed assets purchased	(808)	(156,441)	(195,205)
Land use rights	—	(111,296)	(111,296)
Acquisition of non-controlling interest, net	(165,679)	—	(165,679)
Advanced prepayments	—	319,896	—
Net cash provided by (used in) investing activities of continued operations	(166,487)	52,159	(472,180)
Net cash used in investing activities of discontinued operations	—	—	(199,850)
Net cash provided by (used in) investing activities	(166,487)	52,159	(672,030)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	(66)	—	541,125
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	—	526,366
Capital contribution - noncontrolling interest	25,014	312,830	337,844
Advance from related parties and affiliated company	553,740	332,130	1,002,914
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	578,688	644,960	2,311,891
Net cash provided by financing activities of discontinued operations	—		33,448
Net cash provided by financing activities	578,688	644,960	2,345,339

EFFECT OF EXCHANGE RATE ON CASH	(57,398)	(6,819)	(25,280)

NET INCREASE (DECREASE) IN CASH	(2,082)	52,873	16,234

CASH
Beginning of period	18,316	41,501	—
End of period	16,234	94,374	16,234
Less: cash and cash equivalents of discontinued operations at end of year	242	242	242
CASH AT END OF PERIOD	$15,992	$94,132	$15,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in the Company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of March 31, 2014 and for the nine months ended March 31, 2014 and 2013 as follows:

For the nine months ended March 31, 2014
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(105,457)	(1,703)	(140,651)
Net Income/(Loss)	$(105,457)	$(1,703)	$(140,651)

For the nine months ended March 31, 2013
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(145,940)	(233)	$(207,756)
Net Income/(Loss)	$(145,940)	(233)	$(207,756)

As of March 31, 2014
	United States of America	Hong Kong, PRC	China, PRC
Assets	$348,611	$1,058,380	$922,044
Liablities	617,035	750,416	100,677
Net Assets	$(268,424)	$307,964	$821,367

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

At March 31, 2014, the cumulative translation adjustment was $(28,460). For the nine months ended March 31, 2014 and 2013, net other comprehensive income (loss) was $(55,078) and $(6,061), respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
March 31, 2014	30.44

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
March 31, 2014	7.76	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
March 31, 2014	6.16	6.14

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014 and 2013, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Three Months		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net Loss attributable to Uan Power Corp.
Continuing operations	$(76,606)	$(81,819)	$(233,798)	$(283,291)
Discontinued operations	$—	$247	$—	$(135,964)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.001)	$(0.001)	$(0.003)	$(0.004)
Discontinued operations	$—	$—	$—	$(0.002)

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

For the three months ended March 31, 2014, the Company incurred a net loss of $70,081 and a net loss of $247,863 for the nine months ended March 31, 2014; and had an accumulated deficit of $1,202,835 as of March 31, 2014.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of March 31, 2014:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	March 31, 2014	June 30, 2013
Raw materials	$8,395	$18,646
Growing crops	591,109	481,499
Havested crops	673	—
Less: Obsolete/write-down	—	—
Inventory, net	$600,177	$500,145

NOTE 6 – FIXED ASSETS

The balances of fixed assets are as follows:

	March 31, 2014	June 30, 2013
Equipment & furnitures	89,269	29,967
Construction in progress	—	167,590
Less: Accumulated amortization and depreciation	(6,592)	(3,005)
Fixed assets, net	$82,677	$194,552

The depreciation expense for the three months ended March 31, 2014 and 2013 were $1,345 and $878, respectively; and for the nine months ended March 31, 2014 and 2013 were $3,589 and $1,796, respectively.

Depreciation and amortization expenses were allocated as follows:

	For the Three Months		For the Nine Months
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
General & administrative Expenses	$461	$878	$1,174	$1,796
Growing crops	884	—	2,415	—
Total depreciation expense	$1,345	$878	$3,589	$1,796

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	March 31, 2014	June 30, 2013
Land use rights	$224,394	$112,980
Less: Accumulated amortization	(6,493)	(3,279)
Land use rights, net	$217,901	$109,702

The amortization expense for the three months ended March 31, 2014 and 2013 were $1,565 and $802 respectively; and for nine months ended March 31, 2014 and 2013 were $3,214 and $2,407, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2014, Parashar Patel, (Chief Executive Officer and Director of the Company), had an outstanding receivable amount of $2,189 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. The consulting and professional fees were $6,000 and $18,000 for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, Syuan Jhu Lin (Shareholder of the Company) has an outstanding receivable amount of $72,940 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of March 31, 2014, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of March 31, 2014, Mr. Chang has an outstanding receivable amount of $188,005 from the Company which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 9 &10).

Mr. Chang also provides various public relation and professional services to the Company for which he is compensated. The public relation and professional fees were $7,500 and $16,000 for the nine months ended March 31, 2014 and 2013 respectively. As of March 31, 2014, the outstanding public relation and professional fees payable to Mr. Chang was $16,000.

As of March 31, 2014, the Company has an outstanding payable amount of $94,761 to Mr. Chang (Non-Controlling Interest Owner of Uan Sheng, PRC Operating Company) which he has advanced the amount to the Company as working capital Company to pay administrative and operating expenses.

As of March 31, 2014, Wan-Fang Liu (Director of the Company) has an outstanding receivable amount of $404,785 from the Company which she has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC and to acquire additional 24% non-controlling interest. (Refer to Note 9 & 10).

As of March 31, 2014, Ms. Liu has an outstanding receivable amount of $10,000 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of March 31, 2014, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

As of March 31, 2014, Mr. Chi-Hung Cheng (Director of the Company) has an outstanding receivable amount of $52,500 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of March 31, 2014, Mr. Hsieh Po Cheng (Director of the Company) has an outstanding receivable amount of $17,900 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

The amounts above are due on demand and non-interest bearing.

NOTE 9 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On May 31, 2012, the Company entered into Promissory Note agreements for the outstanding amount of $350,000 with Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu who are Shareholders and/or Directors of the Company, collectively the “Holders” for operational and possible investment opportunities. The maturity of the Notes is May 31, 2017 and bear interest at 4% per annum.

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

Interest expenses incurred on the notes for the nine months ended March 31, 2014 and 2013 was $15,432 and $12,603, respectively. Interest payable on the Notes at March 31, 2014 was $34,076.

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

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2014	$1,266
6/30/2015	5,063
6/30/2016	5,063
6/30/2017	5,063
6/30/2018	5,063
$21,518

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

Total rent expenses for the leases above were $3,007 for the three months ended March 31, 2014; and $24,239 for nine months ended March 31, 2014, respectively. Accumulated rent deferred and allocated to growing crops inventory for the leases above were $18,630 as of March 31, 2014.

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

At March 31, 2014, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $880,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

-NOTE 12 – DISCONTINUED OPERATIONS

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

Summarized financial information for discontinued operations is as follow:

	March 31, 2014	June 30, 2013
Assets
Cash and equivalents	$242	$242
Other current assets	31	32
Fixed assets, net	—	—
License rights, net	—	—
Other assets	—	—
Total assets of discontinued operations	$273	$274

Liabilities
Accounts payables and accrued expenses	$—	$—
Other current liabilities	—	—
Total liabilities of discontinued operations	$—	$—

	For the Three Months		For the Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Discontinued Operations
Revenues, net	$—	$—	$—	$81,424

Loss from operations of discontinued components	$—	$247	$—	$(23,874)
Benefit (provision) for income taxes	—	—	—	—
Loss from operations of discontinued components, net of tax	$—	$247	$—	$(23,874)

Disposal
Loss on disposal in discontinued components	$—	$—	$—	$(112,090)
Benefit (provision) for income taxes	—	—	—	—
Loss on disposal in discontinued components, net of tax	$—	$—	$—	$(112,090)

Total loss from discontinued operations, net of tax	$—	$247	$—	$(135,964)

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

On May 31, 2012, we entered into promissory note agreements to borrow $350,000 from Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu who are shareholders and/or directors of our company, collectively the “Holders” for operational and possible investment opportunities. The maturity date of the notes is May 31, 2017 which bear interest at 4% per annum.

On December 1, 2012, our company and the Holders entered into an amendment agreement to amend the original promissory notes dated May 31, 2012 above, to add an automatic conversion clause to the terms of the notes.

On December 1, 2012, we entered into a convertible note agreement with Yuan-Hao (Michael) Chang, a shareholder of our company, for the outstanding amounts of HKD 1,222,726 ($157,682) which he advanced to our company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC. The maturity of this note is December 1, 2017 and bears interest at 4% per annum.

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

The aggregate outstanding principal and all unpaid accrued interest due under the convertible notes above shall be automatically converted in to a number of units of common stock of our company equal to the aggregate outstanding principal and unpaid accrued interested due under the notes one year from issuance date, divided by $0.02, subject to appropriate adjustment in the event of any unit distribution, unit reverse split, combination, reclassification or other similar recapitalization affecting such units. The outstanding principal and all unpaid accrued interest due has not been converted as of March 31, 2014.

Interest expenses incurred on the notes for the nine months ended March 31, 2014 and 2013 was $15,432 and $12,603, respectively. Interest payable on the notes at March 31, 2014 was $34,076.

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

Results of Operations

For the three and nine month periods ended March 31, 2014 and March 31, 2013

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Operating Expenses		$64,803		$101,707		$238,441		$345,931
Other Income (Expenses):
Interest Expense		$(5,287)		$(5,036)		$(15,432)		$(12,459)
Other Income		$16	$	Nil		$10,664	$	Nil
Exchange Loss		$(7)		$(5)		$(4,654)		$(3,475)
Government Subsidy	$	Nil		$12	$	Nil		$7,937
Loss (Income) from discontinued operations, net of tax	$	Nil		$(247)	$	Nil		$135,964
Net Income (Loss)		$(70,081)		$(106,489)		$(247,863)		$(489,892)

Our revenues were $Nil for the three-month period ended March 31, 2014 and 2013 and $Nil for the nine-month period ended March 31, 2014 and 2013. We discontinued our operation in Taiwan in November 2012.

Cost of sales was $Nil for the three-month ended March 31, 2014 and 2013 and $Nil for the nine-month ended March 31, 2014 and 2013.

Expenses

	Three Months Ended		Nine Months Ended
	March 31,		December 31,
	2014	2013	2014	2013
Consulting fees – Related party	$13,500	$10,000	$34,000	$34,500
Professional fees	$12.273	$8,105	$36,729	$55,270
General and administrative expenses	$39,030	$83,601	$167,712	$256,161

Operating expenses for three month period ended March 31, 2014 decreased by $36,904 or approximately 36% compared to the comparative period in 2013 primarily as a result of effective management cost cutting strategy. Our company commenced operations of our agricultural business in China in July 2012.

Operating expenses for nine month period ended March 31, 2014 decreased by $107,490 or approximately 31% compared to the comparative period in 2013 primarily as a result of effective management cost cutting strategy.

The significant portion of general and administrative expenses incurred were wages and benefits of $13,958, rent expense of $2,706, travel and transportation expense of $4,807, and legal and professional fees of $12,272 for the three months ended March 31, 2014; as compared to wages and benefits of $27,463, rent expense of $12,998, travel and transportation of $14,741, and legal & professional fees of $12,272 for the three months ended March 31, 2013.

The significant portion of general and administrative expenses incurred were wages and benefits of $56,845, rent expense of $20,164, travel and transportation expense of $41,976, and legal and professional fees of $36,729 for the nine months ended March 31, 2014; as compared to wages and benefits of $98.886, rent expense of $16,159, travel and transportation expense of $61,259, and legal and professional fees of $55,270 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

Working Capital

	At	At
	March 31,	June 30,
	2014	2013
Current Assets	$616,760	$522,646
Current Liabilities	$960,501	$426,356
Working Capital (Deficit)	$(343,741)	$96,290

Cash Flows

	Nine Months Ended
	March 31,
	2014	2013
Net Cash used in Operating Activities	$(356,885)	$(637,427)
Net Cash provided by (used in) Investing Activities	$(166,487)	$52,159
Net Cash provided by Financing Activities	$578,688	$644,960
Net Increase (Decrease) In Cash	$(2,082)	$52,873

As of March 31, 2014, we had a cash balance of $15,992 as compared to $18,316 as of June 30, 2013.

Our working deficit as of March 31, 2014 was $343,741 compared to our working capital of $96,290 at June 30, 2013.

Our total assets as of March 31, 2014 were $931,909, compared to $841,437 at June 30, 2013. The significant increase in our assets resulted from commencing our initial operations under the joint venture agreement, which resulted from the increase in inventory of $100,032.

Our total liabilities at March 31, 2014 were $1,468,126 compared to $934,047 at June 30, 2013. The increase resulted primarily from increase in amounts due to related parties of $553,740 and other current liabilities of $15,817.

As a result, our net cash used in operating activities was $356,885 and $637,427 for the nine months ended March 31, 2014 and 2013, respectively.

Our net cash provided by investing activities decreased for the nine months ended March 31, 2014 as compared to the same period in March 31, 2013. The net cash used in investing activities for the nine months ended March 31, 2014 was $166,487 and net cash provided by investing activities was $52,159 for the nine months ended March 31, 2013.

The net cash used in investing activities for the nine months ended March 31, 2014 resulted from acquisition of fixed assets and acquisition of non-controlling interest. Our company acquired fixed assets of $156,441 and land use rights of $111,296 for the nine months ended March 31, 2013 for the commencement of our joint venture in China.

Our net cash provided by financing activities decreased for the nine months ended March 31, 2014 as compared to the same period in March 31, 2013. The net cash provided by financing activities for the nine months ended March 31, 2014 was $578,688 and net cash provided by investing activities was $644,960 for the nine months ended March 31, 2013.

The net cash provided by financing activities for the nine months ended March 31, 2014 resulted from advances from related parties and affiliated companies and contribution from non-controlling interest. Our company received advances from related parties and affiliated companies of $332,130 and capital contribution by non-controlling interest of $312,830 for the nine months ended March 31, 2013 for the commencement of our joint venture in China

Limited Operating History

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

Critical Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with our company’s audited financial statements and footnotes thereto for the year ended June 30, 2013, included in our company’s Form 10-K filed on October 15, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, our company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our company’s financial position and results of operations. The operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Segment Reporting and Geographic Information

Our company reports operations under one business segments-Agriculture.

Geographic Information as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013 as follows:

For the three months ended March 31, 2014
	United States of America		Hong Kong, PRC		China, PRC
Revenues	$	Nil	$	Nil	$	Nil
Expenses		(105,457)		(1,703)		(140,651)
Net Income/(Loss)		$(105,457)		$(1,703)		$(140,651)

For the nine months ended March 31, 2013
		United States of America		Hong Kong, PRC		China, PRC
Revenues	$	Nil	$	Nil	$	Nil
Expenses		(145,940)		(233)		$(207,756)
Net Income/(Loss)		$(145,940)		(233)		$(207,756)

As of March 31, 2014
	United States of America	Hong Kong, PRC	China, PRC
Assets	$348,611	$1,058,380	$922,044
Liabilities	617,035	750,416	100,677
Net Assets	$(268,424)	$307,964	$821,367

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

At March 31, 2014, the cumulative translation adjustment was $(28,460). For the nine months ended March 31, 2014 and 2013, net other comprehensive loss was $55,078 and $6,061, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
March 31, 2014	30.44

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
March 31, 2014	7.76	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
March 31, 2014	6.16	6.14

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are common stock equivalents outstanding as of March 31, 2014 and 2013, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Three Months				For the Nine Months Ended
	March 31, 2014		March 31, 2013		March 31, 2014		March 31, 2013

Net Loss attributable to Uan Power Corp.
Continuing operations		$(76,606)		$(81,819)		$(233,798)	$(283,291)
Discontinued operations	$	Nil		$247	$	Nil	$(135,964)

Weighted Average Shares, basic and diluted		78,273,000		78,273,000		78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations		$(0.001)		$(0.001)		$(0.003)	$(0.004)
Discontinued operations	$	Nil	$	Nil	$	Nil	$(0.002)

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
32

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
33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UAN POWER CORP.

Dated: May 20, 2014	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

34