Form 10-K
period 2014-06-30
UAN Power Corp
filed 2014-10-14
CIK 1469115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	________ to _________.

Commission file number	000-54334

UAN Power Corp.
(Exact name of registrant as specified in its charter)
Delaware	27-0155619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Stevenson Hwy., Ste. 310, Troy, Michigan	49083
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(586) 530-5605

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.	78,273,000 common shares as of October 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UAN Power Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended June 30, 2014

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

Corporate Overview

Our company was incorporated in the State of Nevada on May 8, 2009. We completed a reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

Effective September 4, 2014, we filed with the Delaware Secretary of State a Certificate of Amendment of Certificate of Incorporation, wherein we have increased our authorized share capital to 420,000,000 shares of stock which includes 400,000,000 shares of common stock, having a par value of $0.00001 per share and 20,000,000 shares of Preferred Stock, having a par value of $0.00001 per share.

The increase of authorized capital was approved by our board of directors and by a majority of our stockholders by resolutions dated June 16, 2014.

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

In August 2011, we entered into a technology license and technology transfer agreement, under which we licensed the rights to develop, manufacture, market, sell and import products which incorporate or rely upon certain “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea, in exchange for a one-time licensing fee of $100,000. Triops are prehistoric creatures also known as dinosaur shrimp that are brought to life by adding water to eggs that are in suspended animation. In November 2012, we discontinued our limited business operations in Taiwan where we had entered into a technology licensing and transfer agreement to obtain the rights to develop, manufacture, market, sell and import products which incorporate or rely upon the “Triops” technologies and processes in Taiwan, the People’s Republic of China, the United States, Japan and Korea. Concurrent with the discontinuation of our business operations in Taiwan, we liquidated all assets related to that business.

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, under which we intended to develop, own and operate an agricultural business in the People’s Republic of China and to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit.

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

Pursuant to the terms of the Proposition, UAN Sheng would provide tree species and personnel to undertake the anticipated tree cultivation. The property, provided by Jinxiong, consists of 300 acres of agricultural land located in Liutian Village, Masha Town, Jianyan City, Fujian Province. UAN Sheng was to acquire 70% of the Proposition’s earnings and Jinxiong would acquire the remaining 30% of the Proposition’s earnings, after tax deductions. In addition, the taxes allocated on the Proposition were to be distributed pro-rated to the interests of each party, where UAN Sheng would be responsible for 70% of the taxes due and Jinxiong would be responsible for the remaining 30% of the taxes due. Furthermore, both parties would each acquire 50% of the government agricultural subsidiary.

On July 7, 2012, UAN Sheng entered into a transfer agreement with Guifang Chen, whereby Guifang Chen agreed to transfer a factory building and land use rights on a property in the city of Jianyang. Guifang Chen transferred to UAN Sheng the use and rights of 7.53 acres of land located in Liangdong Village, Shuishang Xian, Masha Town, Jianyang City and all current factory equipment, effective July 9, 2012 and until December 31, 2046. Guifang Chen was compensated an aggregate of RMB¥650,000 by UAN Sheng, which includes a deposit of RMB¥200,000 to be paid upon execution of the transfer agreement. The balance was paid in one payment in July, 2012. As per the terms of the transfer agreement, UAN Sheng would be responsible for the all taxes and fees related to the transfer.

In conjunction with the partnership agreement, on October 18, 2012, UAN Sheng entered into a concession agreement with Lin Changbin, wherein UAN Sheng agreed to lease from Lin Changbin the rights to a property of 300 acres, containing approximately 8,800 pear trees, in Erlian Shan of Zhuzhou Village, from October 18, 2012 to December 31, 2025. Pursuant to the terms of the concession agreement, UAN Sheng would pay a sapling fee of an aggregate of RMB¥500,000 to Lin Changbin which included a deposit of RMB¥100,000 paid immediately upon signing of the concession agreement. The balance was paid in one payment in October, 2012.

On May 31, 2012, we entered into promissory note agreements to borrow $350,000 from Wan-Fang Liu, Wen-Cheng Huang, and Tsu-Yung Hsu who are shareholders and/or directors of our company, (collectively the “Holders”) for operational and possible investment opportunities. The maturity date of the notes is May 31, 2017 which bear interest at 4% per annum.

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

The aggregate outstanding principal and all unpaid accrued interest due under the convertible notes above shall be automatically converted in to a number of units of common stock of our company equal to the aggregate outstanding principal and unpaid accrued interested due under the notes one year from issuance date, divided by $0.02, subject to appropriate adjustment in the event of any unit distribution, unit reverse split, combination, reclassification or other similar recapitalization affecting such units. The outstanding principal and all unpaid accrued interest due has not been converted as of June 30, 2014.

Interest expenses incurred on the notes for the year ended June 30, 2014 and 2013 was $20,308 and $17,556, respectively. Interest payable on the notes at June 30, 2014 was $39,153

Current Operations

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, to develop, own and operate an agricultural business in China, PRC and to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits (namely tropical peaches), in China, and to harvest and sell the produced crops and goods for a profit.

On July 2, 2012, our company (through its director and UAN Lee) and Mr. Chang established UAN Sheng Agricultural Technology Development Limited Company (“UAN Sheng”) in China, PRC. As at October 11, 2012, both parties completed their initial capital contribution to UAN Sheng pursuant to the joint venture agreement. Our company contributed $320,000 to the joint venture.

In October 2014, due to lack of revenue generated in our agricultural operations, management of our company decided to abandon our agricultural business plan through UAN Sheng in order to seek the acquisition of an operating business by merger, share exchange, asset acquisition or other business combination.

As at the date of this report, we have no operations, no foreseeable prospect of revenue, and remain in the development stage. There is substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital to continue our operations. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations will be materially negatively impacted. There can be no assurance that we will be able to raise additional capital, on terms favorable to us or at all.

Our company is currently considered to be a “blank check” company. The SEC defines those companies as any (i) “development stage company that has no specific business plan or purpose or has indicated that its business is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing a ‘penny stock’,” within the meaning of Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 12b-2 under the Exchange Act, our company also qualifies as a “shell company”, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our equity or debt securities until we have successfully concluded a business combination or acquisition. Our company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

Our Operating Strategy

We are actively seeking to acquire one or more target companies or businesses seeking the perceived advantages of being a publicly held corporation. We will continue to identify, research and negotiate the purchase of businesses that our management deems to be in the best interest of our shareholders. Our company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth through a combination with, or acquisition of one or more businesses rather than immediate, short-term earnings. Our company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with, or acquisition of a target business on favorable terms.

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
7

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination or acquisition. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination or acquisition, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that we will have the resources to compete effectively subsequent to a business combination or acquisition.

Employees

Our company currently has 5 employees, our chief financial officer is located in Taiwan and, 3 employees are located in China in addition to our chief executive officer, who is located in the United States. None of these employees are covered by a collective bargaining agreement, and management considers its relations with its employees to be good. Our company also relies on the services of independent consultants.

Item 1A.   Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.   Properties

Our business office is located at 850 Stephenson Hwy, Ste 310, Troy, MI 49083. We entered into a month to month lease starting December 2012 for $200 a month. We do not anticipate that we will require any additional premises in the foreseeable future. Our telephone number is (586) 530-5605.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol "UPOW". As of October 9, 2014 there have been no trades of our common stock.

Our shares are issued in registered form. Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, NV, 89014 (telephone: (702) 818-5898), (facsimile: (702) 974-1444), is the registrar and transfer agent for our common shares.

Holders

On October 9, 2014, the shareholder’s list showed 28 registered shareholders and 78,273,000 common shares outstanding.

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

Recent Sales of Unregistered Securities and Use of Proceeds

We did not sell any equity securities which were not registered under the Securities Act during our fiscal year ended June 30, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2014.

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

Results of Operations

For the years ended June 30, 2014 and June 30, 2013

	Year Ended
	June 30,
	2014		2013
Revenue		$10,944	$	Nil

Cost of Sales		$628,117	$	Nil
Operating Expenses		$344,877		$425,715
Interest Expense		$20,500		$17,556
Other Income	$	Nil		$(7,517
Exchange (Gain) / Loss		$3,427		$6,483
Government Subsidy	$	Nil		$(7,966
Loss (gain) from discontinued operations, net of tax	$	Nil		$136,110
Net Income (Loss)		$(985,976)		$(570,381)

We have realized revenues of $10,944 and $0 for the years ended June 30, 2014 and 2013.

Expenses

	Year Ended
	June 30,
	2014	2013
Professional and Consulting fees – Related party	$47,500	$52,950
Professional fees	$69,479	$88,694
General and administrative expenses	$227,898	$284,071

Operating expenses for year ended June 30, 2014 decreased by $80,838 or approximately 18.99% compared to operating expenses for year ended June 30, 2013, primarily as a result of decreases in professional and consulting fees – related party, general and administrative expenses and professional fees. We incurred wages and salaries expenses of $67,575, travel expenses of $51,237, rent expenses of $23,971 and other general and administrative expenses of $83,662.

During the fiscal year ended June 30, 2014, we had revenue of $10,944 and cost of sales of $628,117. Expenses for the year totaled $344,877, resulting in a net loss of $985,976.

Liquidity and Capital Resources

Working Capital

	At	At
	June 30,	June 30,
	2014	2013
Current Assets	$48,987	$522,646
Current Liabilities	$1,074,853	$426,356
Working Capital	$(1,025,866)	$96,290

Cash Flows

	Year Ended
	June 30,
	2014	2013
Net Cash provided by (used in) Operating Activities	$(467,630)	$(841,385)
Net Cash provided by (used in) Investing Activities	$(193,523)	$14,203
Net Cash provided by (used in) Financing Activities	$675,631	$804,048
Net Increase (Decrease) in Cash	$25,071	$(22,943)

As of June 30, 2014, we had a cash balance of $43,141, total assets of $383,767 and total liabilities of $1,582,544, as compared to a cash balance of $18,316, total assets of $841,437 and total liabilities of $934,047 as of June 30, 2013. Our working capital at June 30, 2014 was $(1,025,867), as compared to a working capital of $96,290 at June 30, 2013.

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

In July 2011, we completed a private placement financing resulting in proceeds of $465,506 (net of expenses). From time to time our officers and shareholders have advanced money to our company as working capital. For the years ended June 30, 2014 and 2013, net cash provided by financing activities was $675,687 and $804,048, respectively.

Operating Activities

During the fiscal years ended June 30, 2014 and 2013, we used $467,630 and $841,385 in operating activities, respectively. The decrease in net cash used in operating activities resulted from decreases in loss from continuing operations, other assets and net cash provided by discontinued operations, offset by decreases in depreciation and amortization expense, accounts payable and accrued expenses.

We have used a total of $1,752,540 in operating activities since inception on May 8, 2009.

Investing Activities

During the fiscal year ended June 30, 2014 we used $193,523 whereas we received $14,203 in investing activities for the fiscal year ended June 30, 2013. From inception on May 8, 2009 through June 30, 2014, we used $699,066 in investing activities. The increase in net cash used in investing activities resulted from increases in fixed assets purchased and acquisition of non-controlling interest

Financing Activities

During the fiscal year ended June 30, 2014, we received proceeds from capital contribution by non-controlling interest of $34,034 and advances from related parties and affiliated company of $641,597. As a result, we had net cash provided by financing activities of $675,687.

During the fiscal year ended June 30, 2013, we received proceeds from notes payable - related parties of $157,691 capital contribution by non-controlling interest of $312,830, advances from related parties and affiliated company of $333,527 and repayment to shareholders of $Nil. As a result, we had net cash provided by financing activities of $804,048.

Our net cash provided by financing activities since inception on May 8, 2009 was $2,442,282.

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

On May 16, 2012, we entered into a joint venture agreement with Mr. Yuan-Hao Chang, a shareholder of our company, under which we intended to develop, own and operate an agricultural business in China, PRC and to rely on Mr. Chang’s experience and knowledge in organic fertilizers and farming to plant and grow various fruits in China, and to harvest and sell the produced crops and goods for a profit. We commenced initial operations in July 2012.

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

In September 2014, due to lack of revenue generated in our agricultural operations, management of our company decided to abandon our agricultural business plan through UAN Sheng in order to seek the acquisition of an operating business by merger, share exchange, asset acquisition or other business combination.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Consulting fees	12 months	60,000
Professional fees	12 months	90,000
Salaries and benefits	12 months	50,000
Other general and administrative expenses	12 months	300,000
Total		500,000

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

Segment Reporting and Geographic Information

Our company reports operations under one business segments-Agriculture.

Geographic Information as of June 30, 2014 and for the year ended June 30, 2013 are as follows:

	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$10,944
Cost of Sales	—	—	(628,117)
Expenses	(160,350)	(1,804)	(206,598)
Net Income/(Loss)	$(160,350)	$(1,804)	$(823,771)

Assets	$354,981	$1,105,051	$337,624
Liabilities	678,298	796,894	107,353
Net Assets	$(323,317)	$308,157	$230,271

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

At June 30, 2014 and 2013 the cumulative translation adjustment was $37,891 and $23,352, respectively. For the year ended June 30, 2014 and 2013, net other comprehensive income was $11,454 and $5,008, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
June 30, 2014	29.86	—

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
June 30, 2014	7.75	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
June 30, 2014	6.16	6.14

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014 and 2013, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to our company’s net loss.

	For the Year ended
	June 30, 2014		June 30, 2013

Net Loss attributable to UAN Power Corp.
Continuing operations		$903,599	$(356,212)
Discontinued operations	$	Nil	$(136,110)

Weighted Average Shares, basic and diluted		78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations		$0.012	$(0.005)
Discontinued operations	$	Nil	$(0.002)

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In June 2014, the Financial Accounting Standards Board issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This ASU is effective prospectively beginning January 1, 2015. Early adoption is, however, permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of a disposal as described above.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAN Power Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of UAN Power Corp. as of June 30, 2014 and 2013, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2014, and for the period from May 8, 2009 (date of inception) to June 30, 2014. UAN Power Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAN Power Corp. as of June 30, 2014 and 2013, and the results of operations and cash flows for each the years in the two-year ended June 30, 2014, and for the period from May 8, 2009 (date of inception) to June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficits of $1,872,636 as of June 30, 2014. The Company incurred a net loss of $985,976 and $570,381 for the years ended June 30, 2014 and 2013, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA
Oakland Gardens, New York
October 10, 2014

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
	(unaudited)
ASSETS
Current Assets
Cash and equivalents	$43,141	$18,316
Inventory	—	500,145
Other current assets	5,568	3,911
Current assets from discontinued operations	278	274
Total Current Assets	43,419	522,646

Fixed assets, net	103,722	194,552
Land use rights, net	216,478	109,702
Other assets	14,580	14,537
TOTAL ASSETS	$383,767	$841,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$39,437	$53,128
Amounts due to related parties	975,413	333,816
Due to affiliated company	20,000	20,000
Other current liabilities	40,003	19,412
Total Current Liabilities	1,074,853	426,356

Notes payable to shareholders	507,691	507,691
Total Liabilities	1,582,544	934,047

Commitments & contingencies	—	—

Stockholders' Equity (Deficit)
Uan Power Corp. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.00001 par value, 250,000,000 shares authorized, 78,273,000 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively.	783	783
Additional paid-in capital	610,906	610,906
Accumulated other comprehensive income	37,891	23,352
Deficit accumulated during the development stage	(1,872,636)	(969,037)
Total Uan Power Corp. Stockholders' Equity (Deficit)	(1,223,056)	(333,996)
Noncontrolling Interest	24,279	241,386
Total Stockholders' Equity (Deficit)	(1,198,777)	(92,610)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$383,767	$841,437

The accompanying notes are an integral part of these financial statements.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			From Inception
	For the Year Ended		May 8, 2009 to
	June 30, 2014	June 30, 2013	June 30, 2014
Revenues	$10,944	$—	10,944
Cost of Sales	628,117	—	628,117
Gross Margin	(617,172)	—	(617,172)

Operating Expenses
Professional & Consulting Fees - Related Party	47,500	52,950	201,850
Professional Fees	69,479	88,694	427,996
General and administrative expenses	227,898	284,071	564,879

Total Operating Expenses	344,877	425,715	1,194,725

Loss from Operation	(962,049)	(425,715)	(1,811,897)

Other Expenses
Interest Expense	(20,500)	(17,556)	(39,223)
Other Income	—	7,517	7,517
Exchange Gain (Loss)	(3,427)	(6,483)	(9,910)
Government Subsidy	—	7,966	7,966

Total other expenses	(23,927)	(8,555)	(33,650)

Loss from continuing operations before income tax	(985,976)	(434,271)	(1,845,547)

Provision for income tax	—	—	—

Net Loss from continuing operations	(985,976)	(434,271)	(1,845,547)

Income (Loss) from discontinued operations, net of tax	—	(136,110)	(187,526)

Net Loss	(985,976)	(570,381)	(2,033,073)

Less: Net loss attributable to noncontrolling interest	(82,377)	(78,059)	(160,436)

Net loss attributable to Uan Power Corp.	$(903,599)	$(492,322)	$(1,872,637)

Amounts attributable to Uan Power Corp.
Net loss from continuing operations	$(903,599)	$(356,212)	$(1,685,111)
Loss from discontinued operations	—	(136,110)	(187,526)
Net loss from discontinued operations	—	(136,110)	(187,526)
Net loss attributable to Uan Power Corp.	$(903,599)	$(492,322)	$(1,872,637)

Weighted Average Number of Common Shares Outstanding, basic and diluted	78,273,000	78,273,000

Net loss per share attributable to Uan Power Corp.
Continuing Operations, basic and diluted	$(0.012)	$(0.005)
Discontinued Operations, basic and diluted	$—	$(0.002)
Total	$(0.012)	$(0.006)

The accompanying notes are an integral part of these financial statements.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2014	June 30, 2013	June 30, 2014
Net Loss	$(985,976)	$(570,381)	$(2,033,073)
Other Comprehensive Loss, net of tax
Cumulative Translation Adjustment	11,454	5,008	41,421
Total Other Comprehensive Loss, net of tax	11,454	5,008	41,421
Comprehensive Loss	(974,522)	(565,373)	(1,991,652)
Less: Comprehensive Loss attributable to Noncontrolling Interest	(85,462)	(71,444)	(156,906)
Comprehensive Loss attributable to Uan Power Corp.	$(889,060)	$(493,929)	$(1,834,746)

The accompanying notes are an integral part of these financial statements.

Uan Power Corp. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
From May 8, 2009 (Inception) to June 30, 2014

	Uan Power Corp. Shareholders'
					Deficit
					Accumulated	Accumulated
			Stock	Additional	During	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive	Noncontrolling
	Shares	Amount	Receivable	Capital	Stage	Income (Loss)	Interest	Total

Balance, May 8, 2009 - Inception	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock on May 8, 2009 for cash at $0.0000033 per share	60,000,000	600		(400)				200

Stock Subscription Receivable			(200)					(200)

Issuance of common stock on May 19, 2009 for cash at $0.00333 per share	12,000,000	120		39,880				40,000

Net Loss for the period from inception to June 30, 2009					(38,846)			(38,846)

Balance, June 30, 2009	72,000,000	$720	$(200)	$39,480	$(38,846)	$—	$—	$1,154

Issuance of common stock on July 1, 2009 in exchange for legal services at $0.00333 per share	75,000	1		249				250

Issuance of common stock during September 2009 for cash at $0.00333 per share	198,000	2		658				660

Collection of stock subscription receivable on September 23, 2009			200					200

Issuance of common stock on December 1, 2009 for cash at a price of $0.00333 per share	6,000,000	60		19,940				20,000

Net Loss for the period from July 1, 2009 to June 30, 2010					(60,065)			(60,065)

Balance, June 30, 2010	78,273,000	$783	$—	$60,327	$(98,911)	$—	$—	$(37,801)

Loan forgiveness - Related Parties on March 31, 2011				51,625				51,625

Cancellation of Shares on May 23, 2011	(48,275,000)	(483)		483				—

Net Loss for the period from July 1, 2010 to June 30, 2011					(125,414)			(125,414)

Balance, June 30, 2011	29,998,000	$300	$—	$112,435	$(224,325)	$—	$—	$(111,590)

Issuance of common stock on July 25, 2011, net of costs, for cash at a price of $.01 per share	48,275,000	483		465,023				465,506

Loan forgiveness - Related Parties on March 31, 2011				33,448				33,448

Net Loss for the period from July 1, 2011 to June 30, 2012					(252,390)			(252,390)

Foreign currency translation						24,958		24,958

Balance, June 30, 2012	78,273,000	$783	$—	$610,906	$(476,715)	$24,958	$—	$159,932

Capital contribution							312,830	312,830

Net Loss for the period from July 1, 2012 to June 30, 2013					(492,322)		(78,059)	(570,381)

Foreign currency translation						(1,606)	6,615	5,009

Balance, June 30, 2013	78,273,000	$783	$—	$610,906	$(969,037)	$23,352	$241,386	$(92,610)

Capital contribution							34,034	34,034

Acquisition of non-controlling interest							(165,679)	(165,679)

Net Loss for the period from July 1, 2013 to June 30, 2014					(903,599)		(82,377)	(985,976)

Foreign currency translation						14,539	(3,085)	11,454

Balance, June 30, 2014	78,273,000	$783	$—	$610,906	$(1,872,636)	$37,891	$24,279	$(1,198,777)

The accompanying notes are an integral part of these financial statements.

Uan Power Corp. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	For the Year	For the Year	From Inception
	Ended	Ended	May 8, 2009 to
	June 30, 2014	June 30, 2013	June 30, 2014

OPERATING ACTIVITIES
Net loss including noncontrolling interest	$(985,976)	$(570,381)	$(2,033,072)
Less: Loss from discontinued operations	—	(136,110)	(187,526)
Loss from continuing operations	(985,976)	(434,271)	(1,845,546)
Adjustments to reconcile net loss attributable Uan Power Corp. to net cash provided by or used in operating activities:
Depreciation and amortization	12,758	6,257	19,015
Common stock issued for legal services	—	—	250
Expenses paid by related party on the Company's behalf	—	—	19,125
Changes in assets and liabilities
Inventory	500,145	(500,145)	—
Other current assets	(1,657)	3,188	(5,568)
Other assets	(43)	(14,537)	(14,580)
Accounts payable and accrued expenses	(13,691)	28,298	39,437
Other current liabilities	20,591	18,245	40,003
Net cash used in operating activities of continued operations	(467,873)	(892,965)	(1,747,864)
Net cash provided by operating activities of discontinued operations	242	51,580	5,323
Net cash used in operating activities	(467,631)	(841,385)	(1,742,541)

INVESTING ACTIVITIES
Fixed assets purchased	(27,844)	(194,397)	(222,241)
Land use rights	—	(111,296)	(111,296)
Acquisition of non-controlling interest, net	(165,679)	—	(165,679)
Advanced prepayments	—	319,896	—
Net cash provided by (used in) investing activities of continued operations	(193,523)	14,203	(499,216)
Net cash used in investing activities of discontinued operations	—	—	(199,850)
Net cash provided by (used in) investing activities	(193,523)	14,203	(699,066)

FINANCING ACTIVITIES
Proceeds from notes payable - related parties	—	157,691	541,191
Payments on notes payable - related parties	—	—	(1,000)
Net proceeds from common stock issuance	—	—	526,366
Capital contribution - noncontrolling interest	34,034	312,830	346,864
Advance from related parties and affiliated company	641,597	333,527	1,090,771
Repayment to shareholders	—	—	(95,358)
Net cash provided by financing activities of continued operations	675,631	804,048	2,408,834
Net cash provided by financing activities of discontinued operations	—		33,448
Net cash provided by financing activities	675,631	804,048	2,442,282

EFFECT OF EXCHANGE RATE ON CASH	10,594	191	42,712

NET INCREASE (DECREASE) IN CASH	25,071	(22,943)	43,387

CASH
Beginning of period	18,316	41,501	—
End of period	43,387	18,558	43,387
Less: cash and cash equivalents of discontinued operations at end of year	246	242	246
CASH AT END OF PERIOD	$43,141	$18,316	$43,141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Related party debt forgiveness	$—	$—	$85,073
Common Stock Issued for Services	$—	$—	$250
Legal fees paid by shareholders	$—	$—	$75,000

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

Segment Reporting and Geographic Information

The Company reports operations under one business segments-Agriculture.

Geographic Information as of June 30, 2014 and for the year ended June 30, 2014 and 2013 as follows:

For the year ended June 30, 2014
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$10,944
Cost of Sales	—	—	(628,117)
Expenses	(160,350)	(1,804)	(206,598)
Net Income/(Loss)	$(160,350)	$(1,804)	$(823,771)

For the year ended June 30, 2014
	United States of America	Hong Kong, PRC	China, PRC
Revenues	$—	$—	$—
Expenses	(204,454)	(233)	(229,585)
Net Income/(Loss)	$(204,454)	$(233)	$(229,585)

As of June 30, 2014
	United States of America	Hong Kong, PRC	China, PRC
Assets	$354,981	$1,105,051	$337,624
Liabilities	678,298	796,950	107,353
Net Assets	$(323,317)	$308,101	$230,271

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

At June 30, 2014 and 2013, the cumulative translation adjustment was $37,891 and $23,352, respectively. For the year ended June 30, 2014 and 2013, net other comprehensive income was $11,454 and $5,008, respectively.

The exchange rates used to translate TWD amounts into USD at (1USD=TWD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	29.93	28.88
June 30, 2014	29.86	-

The exchange rates used to translate HKD amounts into USD at (1USD=HKD) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	7.76	7.76
June 30, 2014	7.75	7.76

The exchange rates used to translate RMB amounts into USD at (1USD=RMB) as follows:

	Balance Sheet Date Rate	Average Rate
June 30, 2013	6.17	6.28
June 30, 2014	6.16	6.14

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

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014 and 2013, respectively; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

	For the Year Ended
	June 30, 2014	June 30, 2013

Net Loss attributable to Uan Power Corp.
Continuing operations	$(903,599)	$(356,212)
Discontinued operations	$—	$(136,110)

Weighted Average Shares, basic and diluted	78,273,000	78,273,000

Earnings (Loss) per share
Continuing operations	$(0.012)	$(0.005)
Discontinued operations	$—	$(0.002)

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40). This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments contained in this ASU apply to all companies and not-for-profit organizations. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In June 2014, the Financial Accounting Standards Board issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. This ASU is effective prospectively beginning January 1, 2015. Early adoption is, however, permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of a disposal as described above.

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

For the year ended June 30, 2014, the Company had a net loss of $985,976; and had an accumulated deficit of $1,872,636 as of June30, 2014.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company’s balance sheet contains the following classes of capital stock as of June 30, 2014:

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

Common Stock, $0.00001 par value, 250,000,000 shares authorized 78,273,000 shares issued and outstanding.

NOTE 5 – INVENTORY

The balances of inventory are as follows:

	June 30, 2014	June 30, 2013
Raw materials	$—	$18,646
Growing crops	—	481,499
Havested crops	—	—
Less: Obsolete/write-down	—	—
Inventory, net	$—	$500,145

NOTE 6 – FIXED ASSET

The balances of fixed assets are as follows:

	June 30, 2014	June 30, 2013
Equipment & furnitures	90,487	29,967
Construction in progress	24,113	167,590
Less: Accumulated amortization and depreciation	(10,878)	(3,005)
Fixed assets, net	$103,722	$194,552

The depreciation for the year ended June 30, 2014 and 2013 were $7,878 and $2,978, respectively.

Depreciation were allocated as follows:

	For the Year Ended
	June 30, 2014	June 30, 2013
General & administrative Expenses	$1,633	$1,588
Growing crops	6,245	1,390
Total depreciation expense	$7,878	$2,978

NOTE 7 – LAND USE RIGHTS

The balances of intangible assets are as follows:

	June 30, 2014	June 30, 2013
Land use rights	$222,986	$112,980
Less: Accumulated amortization	(6,508)	(3,279)
Land use rights, net	$216,478	$109,702

The amortization for the year ended June 30, 2014 and 2013 were $4,880 and $3,279, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2014, Parashar Patel, (Chief Executive Officer and Director of the Company), had an outstanding receivable amount of $4,550 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to the Company for which he is compensated. The consulting and professional fees were $24,000 and $37,950 for the year ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, Syuan Jhu Lin (Shareholder of the Company) has an outstanding receivable amount of $72,940 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2014, Yuan-Hao (Michael) Chang (Shareholder of the Company) has an outstanding receivable amount of $28,475 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2014, Mr. Chang has an outstanding receivable amount of $221,456 from the Company which he has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC (Refer to Note 9 &10).

Mr. Chang also provides various public relation and professional services to the Company for which he is compensated. The public relation and professional fees were $23,500 and $15,000 for the year ended June 30, 2014 and 2013 respectively. As of June 30, 2014, the outstanding public relation and professional fees payable to Mr. Chang was $23,500.

As of June 30, 2014, the Company has an outstanding payable amount of $100,480 to Mr. Chang (Non-Controlling Interest Owner of Uan Sheng, PRC Operating Company) which he has advanced the amount to the Company as working capital Company to pay administrative and operating expenses.

As of June 30, 2014, Wan-Fang Liu (Director of the Company) has an outstanding receivable amount of $417,747 from the Company which she has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC and to acquire additional 24% non-controlling interest. (Refer to Note 9 & 10).

As of June 30, 2014, Ms. Liu has an outstanding receivable amount of $53,764 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2014, the Company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of the Company have certain ownership.

As of June 30, 2014, Mr. Chi-Hung Cheng (Prior Director of the Company) has an outstanding receivable amount of $52,500 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

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

Interest expenses incurred on the notes for the year ended June 30, 2014 and 2013 was $20,308 and $17,679, respectively. Interest payable on the Notes at June 30, 2014 was $39,153.

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

Future lease commitments are as follows:

Year Ending	Amounts
6/30/2015	5,069
6/30/2016	5,069
6/30/2017	5,069
6/30/2018	5,069
$20,276

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

Total rent expenses for the leases above were $23,971 and $7,010 for year ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014, the Company has cumulative U.S. federal net operating loss carry forwards of approximately $936,000 available to offset future taxable income. These net operating losses are not likely to be fully realized, and consequently a full valuation allowance has been established relating to such deferred tax assets. This cumulative tax loss expires as early as June 30, 2029.

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

Summarized financial information for discontinued operations is as follow:

	June 30, 2014	June 30, 2013
Assets
Cash and equivalents	$246	$242
Other current assets	32	32
Fixed assets, net	—	—
License rights, net	—	—
Other assets	—	—
Total assets of discontinued operations	$278	$274

Liabilities
Accounts payables and accrued expenses	$—	$—
Other current liabilities	—	—
Total liabilities of discontinued operations	$—	$—

	For the Year Ended
	June 30, 2014	June 30, 2013
Discontinued Operations
Revenues, net	$—	$79,154

Loss from operations of discontinued components	$—	$(24,020)
Benefit (provision) for income taxes	—	—
Loss from operations of discontinued components, net of tax	$—	$(24,020)

Disposal
Loss on disposal in discontinued components	$—	$(112,090)
Benefit (provision) for income taxes	—	—
Loss on disposal in discontinued components, net of tax	$—	$(112,090)

Total loss from discontinued operations, net of tax	$—	$(136,110)

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

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of June 30, 2014, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) have assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, and concluded that it was effective based on those criteria.

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

Effective November 29, 2013, Syuan-Jhu Lin resigned as chairman and as a director of our company and Li-Feng Lee resigned as a director of our company. Their resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

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

Name	Position Held with our company	Age	Date First Elected or Appointed
Parashar Patel	President, Chief Executive Officer and Director	61	May 23, 2011
Wan-Fang Liu	Director and Chairman	47	May 23 2011
Chih-Wei Chuang	Director	30	July 10, 2012
Yun-Mi Han	Chief Financial Officer	31	November 28, 2013
Hans C. Justice Chang	Chief Operating Officer		December 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Parashar Patel – President, Chief Executive Officer and Director

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

Wan-Fang Liu – Director and Chairman

Wan-Fang Liu has served as a director of our company since May 23, 2011 and was appointed as Chairman of our company on November 29, 2013. Ms. Liu has been a member of the board of directors of UAN Cultural & Creative Co., Ltd. since June 2010. Since 2004, Ms. Liu has served as the president of Natural Beauty Inc. of ShenZhen, China, the principal products of which are cosmetics and other beauty products. Natural Beauty is listed on the Hong Kong exchange. Our board of directors has concluded that Ms. Liu is qualified to serve as a director based on her experience with day-to-day business operations and service as a director of another publicly listed company.

Chih-Wei Chuang – Director

Chih-Wei Chuang has served as a director of our company since July 10, 2012. Mr. Chuang has served as a sales manager of Ta Fung Pharmaceutical Co., Ltd., a pharmaceutical corporation, for more than five years, where he has contributed to the increase in the company’s sales. Mr. Chuang is a graduate of the University of Southern Taiwan, Tainan, where he majored in pharmacy and science. Our board of directors has concluded that Mr. Chuang is qualified to serve as a director based on his prior experience and on his particular skills in the area of sales and sales management.

Yun-Mi Han – Chief Financial Officer

Yun-Mi Han has served as chief financial officer of our company since November 28, 2013. From 2008 to 2010, Mr. Han served as financial manager of our company in Taiwan. Yun-Mi Han has served as financial manager of UAN Cultural & Creative Co., Ltd. since 2010 with respect to the company’s previous art gallery business, where he was responsible for the support of artists and management and delivery of artwork in Taiwan. Yun-Mi Han also was responsible for the purchase of patented product from professional industry teams and developed a department for obtaining a patented organic farm and method of planting techniques for the manufacture of nutrition bars at UAN Cultural & Creative Co., Ltd. From 2007 to 2008, Yun-Mi Han served as accounting manager of Dongxin Fishing in China, a Korean company. Dongxin Fishing is a privately held $200 million fishing sales and manufacturing company. Mr. Han earned a bachelor’s degree from Beijing Normal University, graduating in 2008, where he specialized in Chinese and minor in accounting.

Dr. Hans C. Justice Chang – Chief Operating Officer

Dr. Hans C. Justice Chang has served as chief operating officer of our company since December 23, 2013. Dr. Chang, earned his Master’s Degree at the Institute of Business Administration at Oklahoma City University and a Doctoral Degree in Higher Education Administration from Drake University of Iowa in August 1995. Dr. Chang was also a Visiting Scholar of Denver University of Colorado of USA in summer of 1996. Dr. Chang has over 26 years of senior leadership experience and extensive knowledge both academically and internationally in corporate finance, administration management and commercial banking for medium to large enterprises of American, Canadian, Japanese and Taiwan corporations. Since January 2002, Dr. Chang has worked with Ezybonds International Ltd., a Global E-Payment System of England UK., as the Executive Director in charge of structured business strategy and Asian Markets. Previously, Dr. Chang’s work experience included lecturer of Chihlee Institute of Technology: 1987/90, President of Light-Force International Corporation of Japan: 1986/91, General Manager in Taiwan of Nato International Corporation of Canada: 1991/93, General Manager of International Commercial Bank of China in South Africa, 1986/91, Professor of Information Management Department of Nan Hau University: 1996/98, Fellowship of the British Institute of Management of U.K.: 1996/13, General Manager in Taiwan of Amkey Corporation of USA: 1999/04, Chairman of Taiwan Stock Research & Development Association 1989/91, President of Oxford Consultants Corporation: 2001-2013, General Manager in Taiwan of Chief Advisor of Essential Youths Corp. USA: 2004/07, Chairman of Taiwan Consumers Association: 2008-2011, President of Asia-Region of Tien-Shing E-Commerce Corporation: 2009/11, and CEO of Concordia International Foundation of USA.(CIF): 2013.

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
41

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended April 30, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Yun-Mi Han	1	0	0
Hans C. Justice Chang	1	0	1
(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the Code; and
•	accountability for adherence to the Code.

Our Code of Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K on October 15, 2012. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: UAN Power Corp., 102 North Avenue, Mount Clemens, Michigan 48043.

Item 11.  Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	our principal financial officer;
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and
(d)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013, whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Parashar Patel(1) President, Chief Executive Officer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$24,000 $37,950	$24,000 $37,950
Chung Hua Yang(2) Former Chief Financial Officer	2014 2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yun-Mi Han(3) Chief Financial Officer	2014 2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Parashar has acted as our president, chief executive officer and a director since May 23, 2011.
(2)	Chung Hua Yang resigned as chief financial officer of our company on November 18, 2013.
(3)	Yun-Mi Han has acted as our chief financial officer since November 28, 2013.

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

Stock Options/SAR Grants

During our fiscal year ended June 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2014.

Long-Term Incentive Plan Awards

No awards under any long-term incentive plan were made from inception through June 30, 2014 to any of the executive officers named in the Summary Compensation Table.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 9, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Parashar Patel(2) 102 North Avenue, Mount Clemens, Michigan, 48043	150,000 Common	*
Wan-Fang Liu(5) 102 North Avenue, Mount Clemens, Michigan, 48043	27,500,000 Common	35.13%
Chih-Wei Chuang(4) 102 North Avenue, Mount Clemens, Michigan, 48043	2,005,000 Common	2.56%
Yun-Mi Han(5) 102 North Avenue, Mount Clemens, Michigan, 48043	Nil	0%
Hans C. Justice Chang(6) 102 North Avenue, Mount Clemens, Michigan, 48043	Nil	0%
Directors and Executive Officers as a Group	33,405,000 Common	45.68%

* Less than 1 percent.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 9, 2014. As of October 9, 2014, there were 78,273,000 shares of our company’s common stock issued and outstanding.
(2)	Parashar has acted as our president, chief executive officer and a director since May 23, 2011.
(3)	Wan-Fang Liu has acted as a director of our company since May 23, 2011 and was appointed as Chairman of our company on November 29, 2013.
(4)	Chih-Wei Chuang has acted as a director of our company since July 10, 2012.
(5)	Yun-Mi Han has acted as our chief financial officer since November 28, 2013.
(6)	Dr. Hans C. Justice Chang has acted as our chief operating officer since December 23, 2013.

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

As of June 30, 2014, Parashar Patel, our chief executive officer and director, had an outstanding receivable amount of $4,550 from our company which he has advanced the amount to our company to pay administrative and operating expenses. Mr. Patel provides various consulting and professional services to our company for which he is compensated. The consulting and professional fees were $24,000 and $37,950 for the years ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, Syuan Jhu Lin, our former chairman of the board of directors and a director of our company, has an outstanding receivable amount of $72,490 from our company which she has advanced the amount to our company to pay administrative and operating expenses.

As of June 30, 2014, Yuan-Hao (Michael) Chang, a shareholder of our company, has an outstanding receivable amount of $28,475 from our company which he has advanced the amount to our company to pay administrative and operating expenses.

As of June 30, 2014, Mr. Chang has an outstanding receivable amount of $221,456 from our company which he has advanced the amount to our company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC.

Mr. Chang also provides various public relation and professional services to our company for which he is compensated. The public relation and professional fees were $23,500and $15,000 for the years ended June 30, 2014 and 2013 respectively. As of June 30, 2014, the outstanding public relation and professional fees payable to Mr. Chang was $23,500.

As of June 30, 2014, our company has an outstanding payable amount of $100,480  to Mr. Chang, joint venture of our company which he has advanced the amount to our company as working capital for our company to pay administrative and operating expenses.

As of June 30, 2014, Wan-Fang Liu (Director of the Company) has an outstanding receivable amount of $417,747 from the Company which she has advanced the amount to the Company as capital investment in a joint venture to develop, own, and operate an agricultural business in China, PRC and to acquire additional 24% non-controlling interest. (Refer to Note 9 & 10).

As of June 30, 2014, Ms. Liu has an outstanding receivable amount of $53,764 from the Company which she has advanced the amount to the Company to pay administrative and operating expenses.

As of June 30, 2014, our company has an outstanding payable amount of $20,000 to UAN Cultural & Creative Co., Ltd, an affiliated company which the shareholders and directors of our company have certain ownership.

As of June 30, 2014, Mr. Chi-Hung Cheng (Prior Director of the Company) has an outstanding receivable amount of $52,500 from the Company which he has advanced the amount to the Company to pay administrative and operating expenses.

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

Our board of directors consists of six directors. Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition,one of our directors, Chih-Wei Chuang, would be considered independent. We are not currently required to comply with the director independence requirements of any national securities exchange. Prior to having our securities listed on any national securities exchange, we would be required to appoint directors who meet the independence requirements of the applicable exchange.

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and for fiscal year ended June 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Audit Fees	$30,000	$30,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$30,000	$30,000

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules(a)   Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)   Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on September 28, 2009).
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2014)
(10)	Material Contracts
10.1	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.2	Return to Treasury Agreement dated May 23, 2011 between our company and Wan-Fang Liu (incorporate by reference to our Current Report on Form 8-K filed on May 24, 2011).
10.3	Stock Purchase Agreement dated May 23, 2011 between our company and David Dreslin, Entrust of Tampa Bay FBO Edward G. Mass, and Entrust of Tampa Bay FBO Van Nguyen and Michael Toups (incorporated by reference to our General Statement of Acquisition of Beneficial Ownership on Schedule 13D filed on June 7, 2011).
10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2011).
10.5	License and Technology Transfer Agreement dated September 14, 2011 between our company and Professor S.H. Hsu (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.6.	Tenancy Agreement dated August 25, 2011 between Ideal Development Enterprise Co., Ltd. (incorporated by referenced to our Quarterly Report on Form 10-K filed on November 21, 2011).
10.7	Agent Contract dated September 23, 2011 between our company and Uan Biotech Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.8	Sales Contract dated September 8, 2011 between our company and Asia News Network Co., Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on February 17, 2012).
10.9	Promissory Note dated May 31, 2012 between our company and Wan-Fang Liu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.10	Promissory Note dated May 31, 2012 between our company and Wen-Cheng Huang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.11	Promissory Note dated May 31, 2012 between our company and Tzu-Yung Hsu (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.12	Joint Venture Agreement dated May 16, 2012 between our company and Yuan-Hao Chang (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
10.14	Concession Agreement dated October 18, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Lin Changbin (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.16	Renting Agreement dated July 2, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Jianyang City Construction Supervision Team Masha Squadron (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
48

Exhibit Number	Description
10.17	Lease Agreement dated August 8, 2012 between UAN Sheng (Fujian) Agricultural Technology Co. Ltd. and Yongliang Yang (incorporated by reference to our Current Report on Form 8-K filed on December 31, 2012).
10.18	Convertible Promissory Note dated December 1, 2012 between our company and Yuan-Hao (Michael) Chang (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
10.19	Global Amendment to Term Promissory Notes dated December 1, 2012 between our company and each of Wan-Fang Liu, Wen-Cheng Huang and Tsu-Yung Hsu. (incorporated by reference to our Current Report on Form 10-Q filed on March 18, 2013).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on October 15, 2012).
(21)	Subsidiaries of Registrant
21.1	UAN Lee Agricultural Technology Holding Limited in Hong Kong. UAN Sheng Agricultural Technology Development Limited Company in China, People’s Republic of China.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UAN POWER CORP.
Dated: October 14, 2014	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: October 14, 2014	By:	/s/ Yun-Mi Han
Yun-Mi Han
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2014	By:	/s/ Parashar Patel
Parashar Patel
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: October 14, 2014	By:	/s/ Wan-Fang Liu
Wan-Fang Liu
Chairman and Director
Dated: October 14, 2014	By:	/s/ Chih-Hung Cheng
Chih-Hung Cheng
Director

