Form 10-Q
period 2021-12-31
UAN Power Corp
filed 2022-02-15
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of February 10, 2022 was 394,157,245 shares.

UAN POWER CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Six Months ended December 31, 2021

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

ii

Item 1. Financial Statements.

UAN POWER CORP.

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2021	2021
ASSETS
Cash	$17,037	12,182
Total Assets	$17,037	12,182

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$–	8,000
Notes payable related party	65,000	20,000
Accrued interest payable	8,011	2,209
Total current liabilities	73,011	30,209
Total liabilities

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, 200,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021	2	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 394,157,245 issued and outstanding as of September 30, 2021 and June 30, 2021	3,942	3,942
Additional paid in capital	3,469,317	3,469,317
Accumulated deficit	(3,529,235)	(3,491,288)
Total Stockholders' (Deficit)	(55,973)	(18,027)
Total Liabilities and Stockholders' (Equity)	$17,037	$12,182

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	6,600	–	32,145	–
Total operating expenses	6,600	–	32,145	–
(Loss) from operations	(6,600)	–	(32,145)	–
Other expense (income)
Interest expense	3,144	–	5,802	–
Other (expense) net	3,144	–	5,802	–
Income (loss) before provision for income taxes	(9,744)	–	(37,947)	–
Provision for income taxes	–	–	–	–
Net (Loss)	$(9,744)	$–	$(37,947)	$–

Basic and diluted earnings(loss) per common share	$(0.00)	$–	$(0.00)	$–

Weighted average number of shares outstanding	394,157,245	394,157,245	394,157,245	394,157,245

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2020	–	$–	394,157,245	$3,942	$2,965,319	$(2,969,261)	$–

Net loss	–	–	–	–	–	–	–

Balance, September 30, 2020	–	$–	394,157,245	$3,942	$2,965,319	$(2,969,261)	$–

Net loss	–	–	–	–	–	–	–

Balance, December 31, 2020	–	$–	394,157,245	$3,942	$2,965,319	$(2,969,261)	$–

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2021	200,000	$2	394,157,245	$3,942	$3,469,317	$(3,491,288)	$(18,027)

Net loss	–	–	–	–	–	(28,203)	(28,203)

Balance, September 30, 2021	200,000	$2	394,157,245	$3,942	$3,469,317	$(3,519,491)	$(46,230)

Net loss	–	–	–	–	–	(9,744)	(9,744)

Balance, December 31, 2021	200,000	$2	394,157,245	$3,942	$3,469,317	$(3,529,235)	$(55,973)

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	December 31,	December 31,
	2021	2020

Cash Flows From Operating Activities:
Net loss	$(37,947)	$–
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Changes in operating assets and liabilities
Accrued liabilities	(8,000)	–
Accrued interest	5,802	–
Net cash provided by (used for) operating activities	(40,145)	–

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Notes payable related parties	45,000	–
Net cash provided by (used for) financing activities	45,000	–

Net Increase (Decrease) In Cash	4,855	–
Cash At The Beginning Of The Period	12,182	–
Cash At The End Of The Period	$17,037	$–

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of December 31, 2021, the Company had a working capital deficit of $55,973 and an accumulated deficit of $3,529,235.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2021 and the three months ended December 31, 2021 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and June 30, 2021, the Company’s cash equivalents totaled $17,037 and $12,182, respectively.

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

Stockholders’ Equity

Common stock

The Company has authorized 400,000,000 shares of Common Stock with a par value of $0.00001. As of December 31, 2021 and June 30, 2021 there were 394,157,245 shares were outstanding.

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

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

As of December 31, 2021 and June 30, 2021 there were 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2021.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2021 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of December 31, 2021 and June 30, 2021; was $65,000 and $8,011; and $20,000 and $2,209, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of December 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UAN POWER CORP

Dated: February 14, 2022	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

