Form 10-Q
period 2022-03-31
UAN Power Corp
filed 2022-05-16
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2022 was 394,157,245 shares.

UAN POWER CORP.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended March 31, 2022

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

ii

Item 1. Financial Statements.

UAN POWER CORP.

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2022	2021
ASSETS
Cash	$5,298	$12,182
Total Assets	$5,298	$12,182

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$525	$8,000
Notes payable related party	65,000	20,000
Accrued interest payable	13,301	2,209
Total current liabilities	78,826	30,209
Total liabilities	78,826	30,209

Commitments and Contingencies	–	–

Stockholders' Equity
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, 200,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021	2	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 394,157,245 issued and outstanding as of March 31, 2022 and June 30, 2021	3,942	3,942
Additional paid in capital	3,469,317	3,469,317
Accumulated deficit	(3,546,789)	(3,491,288)
Total Stockholders' (Deficit)	(73,528)	(18,027)
Total Liabilities and Stockholders' (Equity)	$5,298	$12,182

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	12,264	9,168	44,409	9,168
Total operating expenses	12,264	9,168	44,409	9,168

(Loss) from operations	(12,264)	(9,168)	(44,409)	(9,168)

Other expense (income)
Interest expense	4,516	1,044	11,092	1,044
Other (expense) net	(4,516)	(1,044)	(11,092)	(1,044)
Income (loss) before provision for income taxes	(16,780)	(10,212)	(55,501)	(10,212)
Provision for income taxes	–	–	–	–
Net (Loss)	$(16,780)	$(10,212)	$(55,501)	$(10,212)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	394,157,245	394,157,245	394,157,245	394,157,245
Diluted weighted average number of shares outstanding	394,157,245	394,157,245	394,157,245	394,157,245

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2020	–	$–	394,157,245	$3,942	$2,965,319	$(2,969,261)	$–

Net loss	–	–	–	–	–	(10,212)	(10,212)

Balance, March 31, 2021	–	$–	394,157,245	$3,942	$2,965,319	$(2,979,472)	$(10,212)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2021	200,000	$2	394,157,245	$3,942	$3,469,317	$(3,491,288)	$(18,027)

Net loss	–	–	–	–	–	(55,501)	(55,501)

Balance, March 31, 2022	200,000	$2	394,157,245	$3,942	$3,469,317	$(3,546,789)	$(73,528)

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(55,501)	$(10,212)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Changes in operating assets and liabilities
Accrued liabilities	(7,475)	–
Accrued interest	11,091	1,044
Net cash provided by (used for) operating activities	(51,884)	(9,168)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Notes payable related parties	45,000	20,000
Net cash provided by (used for) financing activities	45,000	20,000

Net Increase (Decrease) In Cash	(6,884)	10,832
Cash At The Beginning Of The Period	12,182	–
Cash At The End Of The Period	$5,298	$10,832

The accompanying notes are an integral part of these financial statements.

UAN POWER CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of March 31, 2022, the Company had a working capital deficit of $73,258 and an accumulated deficit of $3,546,789.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2021 and the three months ended March 31, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022 and June 30, 2021, the Company’s cash equivalents totaled $5,298 and $12,182, respectively.

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

Stockholders’ Equity

Common stock

The Company has authorized 400,000,000 shares of Common Stock with a par value of $0.00001. As of March 31, 2022 and June 30, 2021 there were 394,157,245 shares were outstanding.

Preferred stock

On November 20, 2020 the Company filed a certificate of Designation with the State of Delaware to designate 10,000,000 shares of Series A convertible stock with a par value of $0.00001.

All shares of the Series A Preferred Stock shall rank (i) senior to the Corporation’s Common Stock and any other class or series of capital stock of the Corporation hereafter created, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

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

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

As of March 31, 2022 and June 30, 2021 there were 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2022.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2022 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of March 31, 2022 and June 30, 2021; was $65,000 and $8,011; and $13,301 and $2,209, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

UAN POWER CORP

Dated: May 16, 2022	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

