Form 10-Q
period 2022-09-30
Ridgedale Holdings Inc.
filed 2022-11-21
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-54334

RIDGEDALE HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0155619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Powers Ferry Rd. SE, Suite #212
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 816-8240

Uan Power Corp.
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

The number of shares outstanding of the registrant’s common stock as of November 21, 2022 was 410,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2022

i

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Ridgedale Holdings Inc. a Delaware corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

RIDGEDALE HOLDINGS INC.

BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2022	2022
ASSETS
Cash	$4,507	$9,146
Total Assets	$4,507	$9,146

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,244	$–
Notes payable related party	97,500	75,000
Accrued interest payable	23,951	18,188
Total current liabilities	125,695	93,188
Total liabilities	125,695	93,188

Commitments and Contingencies

Stockholders' Equity
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, 200,000 shares and -0- issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	2	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 410,000 issued and outstanding as of September 30, 2022 and June 30, 2022	4	4
Additional paid in capital	3,473,255	3,473,255
Accumulated deficit	(3,594,449)	(3,557,302)
Total Stockholders' (Deficit)	(121,188)	(84,041)
Total Liabilities and Stockholders' (Equity)	$4,507	$9,147

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2022	2021

Revenue	$–	$–

Operating Expenses:
Administrative expenses	37,147	25,545
Total operating expenses	37,147	25,545

(Loss) from operations	(37,147)	(25,545)

Other expense (income)
Interest expense	–	2,658
Other (expense) net	–	2,658
Income (loss) before provision for income taxes	(37,147)	(28,203)
Provision for income taxes	–	–
Net (Loss)	$(37,147)	$(28,203)

Basic and diluted earnings(loss) per common share	$(0.09)	$(0.00)

Weighted average number of shares outstanding	410,000	394,157,245

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2021	200,000	$2	394,157	$4	$3,473,255	$(3,491,288)	$(18,027)

Reverse split rounding adjustment	–	–	15,843	–	–	–	–

Net loss	–	–	–	–	–	(28,203)	(28,203)

Balance, September 30, 2021	200,000	$2	410,000	$4	$3,473,255	$(3,519,491)	$(46,230)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

RIDGEDALE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(37,147)	$(28,203)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation	–	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,244	(2,520)
Accrued interest	5,764	2,658
Net cash provided by (used for) operating activities	(27,139)	(28,065)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from preferred stock and warrants	–	–
Notes payable related parties	22,500	25,000
Net cash provided by (used for) financing activities	22,500	25,000

Net Increase (Decrease) In Cash	(4,639)	(3,065)
Cash At The Beginning Of The Period	9,146	12,182
Cash At The End Of The Period	$4,507	$9,117

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ridgedale Holdings Inc. (“Ridgedale or the “Company) f/k/a Uan Power Corp. (“Uan") was incorporated in the State of Nevada on May 8, 2009. Uan completed a reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

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

The Company’s year-end is June 30th.

Reverse split and name change

On September 27, 2022, the Company changed its name and effected a net reverse split of shares of the Company’s common stock on a 1-for-1,000 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount were not adjusted as a result of the Reverse Stock Split.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of September 30, 2022, the Company had a working capital deficit of $121,188 and an accumulated deficit of $3,594,449.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2021 and the three months ended September 30, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022 and June 30, 2022, the Company’s cash equivalents totaled $4,507 and $9,146, respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of September 30, 2022 and June 30, 2022 there were 410,000 and 410,000 post-split shares outstanding, respectively.

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

Each share of Series A Preferred Stock is convertible into 5,000 shares of Common Stock.

On May 7, 2021, the Company signed a subscription agreement with Coral Investment Partners (“CIP”) whereby CIP purchased 200,000 shares of preferred stock for the price of $2,000. Additionally, on the same day CIP agreed to purchase cashless 200,000,000 Class A Warrants and 200,000,000 Class B Warrants for a total price of $2,000, or $0.000005 per warrant. This transaction was valued at $500,000 and recorded as stock-based compensation expense during year ended June 30, 2021.

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

As of September 30, 2022 and June 30, 2022 there were 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2022.

NOTE 5 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2022 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of September 30, 2022 and June 30, 2022; was $97,500 and $23,951; and $75,000 and $18,188 respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RIDGEDALE HOLDINGS INC.

Dated: November 21, 2022	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

