Form 10-Q
period 2022-12-31
Ridgedale Holdings Inc.
filed 2023-02-13
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2023 was 1,450,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Six Months ended December 31, 2022

i

PART I – FINANCIAL INFORMATION

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

ii

Item 1. Financial Statements.

RIDGEDALE HOLDINGS INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Cash	$5,866	$9,146
Total Assets	$5,866	$9,146

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,500	$–
Notes payable related party	105,000	75,000
Accrued interest payable	32,066	18,188
Total current liabilities	142,566	93,188
Total liabilities	142,566	93,188

Commitments and Contingencies

Stockholders' Equity
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and 200,000 issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	–	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,450,000 and 410,000 issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	15	44
Additional paid in capital	3,475,247	3,473,255
Accumulated deficit	(3,611,961)	(3,557,302)
Total Stockholders' (Deficit)	(136,700)	(84,041)
Total Liabilities and Stockholders' (Equity)	$5,866	$9,146

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	9,396	6,600	40,780	32,145
Total operating expenses	9,396	6,600	40,780	32,145

(Loss) from operations	(9,396)	(6,600)	(40,780)	(32,145)

Other expense (income)
Interest expense	8,116	3,144	13,879	5,802
Other (expense) net	(8,116)	(3,144)	(13,879)	(5,802)

Income (loss) before provision for income taxes	(17,512)	(9,744)	(54,659)	(37,947)
Provision for income taxes	–	–	–	–
Net (Loss)	$(17,512)	$(9,744)	$(54,659)	$(37,947)

Basic and diluted earnings(loss) per common share	$(0.03)	$(0.02)	$(0.10)	$(0.09)
Weighted average number of shares outstanding	660,000	410,000	$535,000.00	410,000

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2021	200,000	$2	394,157	$4	$3,473,255	$(3,491,288)	$(18,027)

Reverse split rounding adjustment	–	–	15,843	–	–	–	–

Net loss	–	–	–	–	–	(28,203)	(28,203)

Balance, September 30, 2021	200,000	$2	410,000	$4	$3,473,255	$(3,519,491)	$(46,230)

Net loss	–	–	–	–	–	(9,744)	(9,744)

Balance, December 31, 2021	200,000	$2	410,000	$4	$3,473,255	$(3,529,235)	$(55,973)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

Conversion of preferred stock to common stock - related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Net loss	–	–	–	–	–	(17,512)	(17,512)

Balance, December 31, 2022	–	$–	1,450,000	$15	$3,475,247	$(3,611,961)	$(136,700)

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(54,659)	$(37,947)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation	–	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,500	(8,000)
Accrued interest	13,879	5,802
Net cash provided by (used for) operating activities	(35,280)	(40,145)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	2,000	–
Notes payable related parties	30,000	45,000
Net cash provided by (used for) financing activities	32,000	45,000

Net Increase (Decrease) In Cash	(3,280)	4,855
Cash At The Beginning Of The Period	9,146	12,182
Cash At The End Of The Period	$5,866	$17,037

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 and 2021

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of December 31, 2022, the Company had a working capital deficit of $136,700 and an accumulated deficit of $3,611,961.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2022 and the six months ended December 31, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022 and June 30, 2022, the Company’s cash equivalents totaled $5,866 and $9,146, respectively.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of December 31, 2022 and June 30, 2022 there were 1,450,000 and 410,000 post-split shares outstanding, respectively.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. Additionally in December 2022 the Company received subscriptions for 40,000 Units at a price of $0.05 per Unit with total proceeds of $2,000. Each Unit is comprised of one share of common stock and two warrants. The Class A warrant is exercisable at $2.00 per share and the Class B warrant B is exercisable at $5.00 which are both exercisable until October 31, 2025.

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

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. As a result there are no longer any preferred shares outstanding.

As of December 31, 2022 and June 30, 2022 there were -0- and 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2022.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

As of December 31, 2022 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of December 31, 2022 and June 30, 2022; was $105,000 and $32,066; and $75,000 and $18,188 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except as follows:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

•	The Company does not have an independent board of directors or an audit committee.

•	The Company does not have written documentation of our internal control policies and procedures.

•	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEDALE HOLDINGS INC.

Dated: February 13, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

