Form 10-Q
period 2023-03-31
Ridgedale Holdings Inc.
filed 2023-05-10
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2023 was 1,670,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended March 31, 2023

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

2

Item 1. Financial Statements.

RIDGEDALE HOLDINGS INC.

BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
Cash	$6,516	$9,146
Prepaid expenses	5,500	–
Total Assets	$12,016	$9,146

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,960	$–
Notes payable related party	108,660	75,000
Accrued interest payable	40,464	18,188
Total current liabilities	152,084	93,188

Total liabilities	152,084	93,188

Commitments and Contingencies	–	–

Stockholders' (Deficit)
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and 200,000 issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	–	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 410,000 issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	17	4
Additional paid in capital	3,486,244	3,473,255
Accumulated deficit	(3,626,329)	(3,557,302)
Total Stockholders' (Deficit)	(140,068)	(84,041)
Total Liabilities and Stockholders' Equity (Deficit)	$12,016	$9,146

The accompanying notes are an integral part of these unaudited financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022

Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	5,970	12,264	46,750	44,409
Total operating expenses	5,970	12,264	46,750	44,409

(Loss) from operations	(5,970)	(12,264)	(46,750)	(44,409)

Other expense (income)
Interest expense	8,398	4,516	22,277	11,092
Other expense, net	(8,398)	(4,516)	(22,277)	(11,092)

Income (loss) before provision for income taxes	(14,368)	(16,780)	(69,027)	(55,501)
Provision for income taxes	–	–	–	–
Net (Loss)	$(14,368)	$(16,780)	$(69,027)	$(55,501)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.04)	$(0.04)	$(0.14)
Weighted average number of shares outstanding	1,670,000	410,000	1,670,000	410,000

The accompanying notes are an integral part of these unaudited financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, June 30, 2021	200,000	$2	394,157	$4	$3,473,255	$(3,491,288)	$(18,027)

Reverse split rounding adjustment	–	–	15,843	–	–	–	–

Net loss	–	–	–	–	–	(28,203)	(28,203)

Balance, September 30, 2021	200,000	$2	410,000	$4	$3,473,255	$(3,519,491)	$(46,230)

Net loss	–	–	–	–	–	(10,517)	(10,517)

Balance, December 31, 2021	200,000	$2	410,000	$4	$3,473,255	$(3,530,008)	$(56,746)

Net loss	–	–	–	–	–	(16,780)	(16,780)

Balance, March 31, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,546,788)	$(73,528)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

Conversion of preferred stock to common stock -related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Net loss	–	–	–	–	–	(17,512)	(17,512)

Balance, December 31, 2022	–	$–	1,450,000	$15	$3,475,247	$(3,611,961)	$(136,700)

Net loss	–	–	–	–	–	(14,368)	(14,368)

Private placement of common shares	–	–	220,000	2	10,998	–	11,000

Balance, March 31, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,626,329)	$(140,068)

The accompanying notes are an integral part of these unaudited financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(69,027)	$(55,501)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Changes in operating assets and liabilities
Prepaid expense	(5,500)	–
Accounts payable and accrued liabilities	2,960	(7,475)
Accrued interest	22,277	11,092
Net cash (used for) operating activities	(49,290)	(51,884)

Cash Flows From Investing Activities:
Net cash provided by investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	13,000	–
Notes payable related parties	33,660	45,000
Net cash provided by financing activities	46,660	45,000

Net(Decrease) In Cash	(2,630)	(6,884)
Cash At The Beginning Of The Period	9,146	12,182
Cash At The End Of The Period	$6,516	$5,298

The accompanying notes are an integral part of these unaudited financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 and 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of March 31, 2023, the Company had a working capital deficit of $140,068 and an accumulated deficit of $3,626,329.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2022 and the nine months ended March 31, 2023 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023 and June 30, 2022, the Company’s cash equivalents totaled $6,516 and $9,146, respectively.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of March 31, 2023 and June 30, 2022 there were 1,670,000 and 410,000 post-split shares outstanding, respectively.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. Additionally since December 2022 the Company has received subscriptions for 260,000 Units at a price of $0.05 per Unit with total proceeds of $2,000. Each Unit is comprised of one share of common stock and two warrants. The Class A warrant is exercisable at $2.00 per share and the Class B warrant B is exercisable at $5.00 which are both exercisable until October 31, 2025.

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

As of March 31, 2023 and June 30, 2022 there were -0- and 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2023.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

As of March 31, 2023 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of March 31, 2023 and June 30, 2022; was $108,660 and $40,464; and $55,000 and $18,188 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RIDGEDALE HOLDINGS INC.

Dated: May 10, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

