Form 10-K
period 2023-06-30
Ridgedale Holdings Inc.
filed 2023-10-13
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2022 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 13, 2023 the Registrant had 1,670,000 shares of common stock issued and outstanding.

RIDGEDALE HOLDINGS INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Years Ended June 30, 2023, and June 30, 2022

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Ridgedale Holdings Inc. unless otherwise indicated.

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

Description of Business

Ridgedale Holdings Inc., a Delaware corporation, (“Ridgedale Holdings”, “we," "us," or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

ITEM 1A. RISK FACTORS

We need to find financing for our business idea, which is uncertain and risky.

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of June 30, 2023, we had negative working capital of $166,721 and an accumulated deficit of $3,652,982.

Future losses are likely to occur as, until we can merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended June 30, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS.

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such a company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

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

Our principal shareholder has voting authority for approximately seventy-eight percent (78%) of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also can delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt for the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC, WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES.

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2023 and 2022 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

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

RISKS RELATED TO OUR SECURITIES

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such a private company. The issuance of previously authorized and unissued shares of our common stock would result in a reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE.

Our shares are currently listed on the Over the Counter (OTC) market. Due to this listing on the OTC market it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence the prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON THE ISSUANCE OF ADDITIONAL SHARES.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “RDGH”. Such quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and do not necessarily represent actual transactions.

Holders

As of October 13, 2023 there were 64 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898 / (702) 974-1444 fax.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our June 30, 2023 and June 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Ridgedale Holdings Inc. (Formerly UAN Power Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgedale Holdings Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

October 13, 2023

RIDGEDALE HOLDINGS INC.

BALANCE SHEETS

	June 30,	June 30,
	2023	2022
ASSETS
Cash	$3,647	$9,146
Total Assets	$3,647	$9,146

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$593	$–
Notes payable related party	119,660	75,000
Accrued interest payable	50,115	18,188
Total current liabilities	170,368	93,188
Total liabilities	170,368	93,188

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and 200,000 issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	–	2
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 410,000 issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	17	4
Additional paid in capital	3,486,244	3,473,255
Accumulated deficit	(3,652,982)	(3,557,302)
Total Stockholders' (Deficit)	(166,721)	(84,041)
Total Liabilities and Stockholders' (Deficit)	$3,647	$9,146

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022

Revenue	$–	$–

Operating Expenses:
Administrative expenses	63,751	50,036
Total operating expenses	63,751	50,036
(Loss) from operations	(63,751)	(50,036)

Other (expense) income
Interest expense	31,929	15,979
Other expense, net	(31,929)	(15,979)

Income (loss) before provision for income taxes	(95,680)	(66,014)
Provision for income taxes	–	–
Net (Loss)	$(95,680)	$(66,014)

Basic and diluted earnings(loss) per common share	$(0.06)	$(0.16)
Weighted average number of shares outstanding	1,670,000	410,000

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2021	200,000	$2	394,157	$4	$3,473,255	$(3,491,288)	$(18,027)

Reverse split rounding adjustment	–	–	15,843	–	–	–	–

Net loss	–	–	–	–	–	(66,014)	(66,014)

Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Conversion of preferred stock to common stock -related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Private placement of common shares	–	–	220,000	2	10,998	–	11,000

Net loss	–	–	–	–	–	(95,680)	(95,680)
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(95,680)	$(66,014)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Accounts payable and accrued liabilities	593	(8,000)
Accrued interest	31,928	15,979
Net cash provided by (used for) operating activities	(63,159)	(58,036)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	13,000	–
Notes payable related parties	44,660	55,000
Net cash provided by financing activities	57,660	55,000

Net (Decrease) In Cash	(5,499)	(3,036)
Cash At The Beginning Of The Period	9,146	12,182
Cash At The End Of The Period	$3,647	$9,146

The accompanying notes are an integral part of these financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ridgedale Holdings Inc., a Delaware corporation, (“Ridgedale Holdings”, “we," "us," or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of March 31, 2023, the Company had a working capital deficit of $166,721 and an accumulated deficit of $3,652,982.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the years ended June 30, 2023 and June 30, 2022 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023 and June 30, 2022, the Company’s cash equivalents totaled $3,647 and $9,146, respectively.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of June 30, 2023 and June 30, 2022 there were 1,670,000 and 410,000 post-split shares outstanding, respectively.

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

Additionally, on the same day CIP agreed to purchase cashless 200,000,000 Class A Warrants and 200,000,000 Class B Warrants for a total price of $2,000, or $0.000005 per warrant. This transaction was valued at $500,000 and recorded as stock-based compensation expense during the year ended June 30, 2021. As a result of the 1 for 1,000 stock split effected on September 27, 2023, the number of Class A warrants and Class B warrants was adjusted to 1,000,000 Class A and 1,000,000 Class B warrants, at exercise prices of $2.00 and $5.00, respectively.

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. As a result there are no longer any preferred shares outstanding.

As of June 30, 2023 and June 30, 2022 there were -0- and 200,000 shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2023.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2023 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of June 30, 2023 and June 30, 2022; was $119,660 and $75,000; and $50,115 and $18,188 respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 1, 2022:

Name	Age	Position
Erik S. Nelson	55	Chief Executive Officer, President, and Director
Yin-Chieh Cheng	43	Chief Financial Officer

Erik S. Nelson, Chief Executive Officer, President and Director

Erik S. Nelson, age 54, our sole director, was appointed as CEO, President, and a Member of the Board of Directors on October 26, 2020. Mr. Nelson is a graduate of the University of Colorado (1989) with a bachelors in Business Administration, with an emphasis in Finance. Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Mr. Nelson is also the President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent since September 2012. Mr. Nelson has experience in assisting companies to comply with the Securities and Exchange Commission rules, corporate reorganizations , and the FINRA corporate action process. Additionally, Mr. Nelson has extensive experience in evaluating the business plans of companies in a variety of industries. Additionally, Mr. Nelson has served as an officer and/or director of the following companies (in addition to those listed in those companies listed hereafter under “additional Information”):

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

Additional Information

Pursuant to the definition contained in the Securities Act, Mr. Nelson is deemed to be a promoter of this Company and those listed below.

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

Erik S. Nelson, also serves as the President and a director of Bitmine Immersion Technologies, Inc. f/k/a Sandy Springs Holdings, Inc. He was appointed as CEO, President, CFO, and a member of the Board of Directors on August 2, 2019. On July 16, 2021, Mr. Nelson resigned as Chief Financial Officer and corporate secretary. By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles (the “New Directors”) to the board of directors of the Company, and to appoint Jonathan Bates as Chairman. At the same time, the shareholders approved the issuance of 34,749,999 shares of common stock in the Company’s offering of common stock at $0.015 per share. The New Directors or their affiliates acquired an aggregate of 21,450,000 shares of common stock in the offering. As a result of the acquisition, the New Directors control 56% of issued and outstanding common shares of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended June 30, 2023 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Executive compensation during the two years ended June 30, 2023 and 2022 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTIONS AWARDS ($)	NON-QUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION ($)	TOTAL
Erik S. Nelson,	2023	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer and President, Director (1)	2022	$0	$0	$0	$0	$0	$0	$0

Yin-Chieh Cheng,	2023	$0	$0	$0	$0	$0	$0	$0
Former Chief Financial Officer (2)	2022	$0	$0	$0	$0	$0	$0	$0

1.	Erik S. Nelson, our sole director, was appointed as CEO and President on October 26, 2020.
2.	Yin-Chieh Cheng was appointed as CFO on November 18, 2020. He passed away in June, 2023 and Mr. Nelson assumed the position of Chief Financial Officer at that time

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

Outstanding Equity Awards at Fiscal Year End

As of June 30, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of September 30, 2023 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, and (ii) the Chief Executive Officer of the Company group based upon 1,670,000 shares outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Shares	Erik S. Nelson, Chief Executive Officer, Chief Financial Officer President and Director (3)(5)	3,000,000	81.74%
Common Shares	All Directors and Executive Officers as a Group (1 person)	3,000,000	81.74%

Class A Warrants	Erik S. Nelson, Chief Executive Officer, President and Director (4)	1,000,000	100%
Class A Warrants	All Directors and Executive Officers as a Group	1,000,000	100%

Class B Warrants	Erik S. Nelson, Chief Executive Officer, President and Director (4)	1,000,000	100%
Class B Warrants	All Directors and Executive Officers as a Group	1,000,000	100%

______________________

(1)	The address of each person listed above, unless otherwise indicated, is c/o Ridgedale Holdings Inc. 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based upon 1,670,000 common shares issued and outstanding on a fully diluted basis.
(3)	Sterling Holdings & Investments, LLC is Georgia limited liability company. Mr. Nelson is the President and sole shareholder of the company.
(4)	Coral Investment Partners, LP. is an investment partnership. Mr. Nelson is President of the General Partner, and thus has control of the shares owned by the partnership.
(5)	Assumes the full exercise of the Class A and Class B warrants beneficially owned by Mr. Nelson.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (1)
Common Shares	Erik Nelson (2) 2030 Powers Ferry Rd SE, Suite #212 Atlanta, GA 30339	1,400,100,000	78.04%

(1)	Based upon 1,794,157,245 common shares issued and outstanding on a fully diluted basis.
(2)	Coral Investment Partners, LP. is an investment partnership. Mr. Nelson is President of the General Partner, and thus has control of the shares owned by the partnership.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Coral Investments Partners, an entity managed by our CEO purchased a controlling interest in the Company through the issuance of preferred stock and warrants for $4,000. Additionally, Coral Investment Partners loaned the Company $20,000 during the period ended June 30, 2021 at an interest rate of 24%. As of June 30, 2021, a total of $2,346 had accrued in interest. On July 12, 2021, Coral Investment Partners increased this loan by an additional amount of $10,000 to the Company, on August 4, 2021, Coral Investment Partners increased this loan by an additional amount of $15,000 to the Company, and on November 2, 2021 Coral Investment Partners increased this loan by an additional amount of $20,000 to the Company. During fiscal 2023 Coral Investment Partners increased its loan by $44,600. The stated interest rate of 24% applied to all additional increase to the outstanding loan balance. As of June 30, 2023, the outstanding balance due was $169,775 which included $119,660 in principal and $50,115 in accrued interest. As of June 30, 2023 the Company had not made any payments towards the outstanding balance .

On May 7, 2021, Coral Investment Partners purchased 200,000,000 Class A Warrants at a price of $0.000005/warrant for an aggregate price of $1,000; and 200,000,000 Class B Warrants at a price of $0.000005/warrant for an aggregate price of $1,000. As a result of the 1 for 1,000 stock split effected on September 27, 2023, the number of Class A warrants and Class B warrants was adjusted to 1,000,000 Class A and 1,000,000 Class B warrants, at exercise prices of $2.00 and $5.00, respectively.

On May 7, 2021, Coral Investment Partners purchased 200,000 Series A Preferred Shares at a price of $0.01/share, for an aggregate price of $2,000.

As the Company’s office space needs are limited at the current time, Erik Nelson is currently providing space to the Company at no cost.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended June 30, 2023 and June 30, 2022, the Company paid $38,500 and $32,700, respectively, in accounting fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation (Delaware) – 11.14.11	(1)

3.2	Certificate of Amendment to Certificate of Incorporation – 9.4.14	(1)

3.3	Bylaws of Ridgedale Holdings Corp.	(1)

4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock	(1)

4.2	Class A Warrant Form	(1)

4.3	Class B Warrant Form	(1)

10.1	Promissory Note between Coral Capital and Ridgedale Holdings Corp.	(1)

10.2	Amended Promissory Note between Coral Capital and Ridgedale Holdings Corp.	(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RIDGEDALE HOLDINGS INC.

Dated: October 13, 2023	By:	/s/ Erik Nelson
Erik Nelson Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

