Form 10-Q
period 2023-09-30
Ridgedale Holdings Inc.
filed 2023-11-17
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 17, 2023 was 1,670,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2023

i

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

1

Item 1. Condensed Financial Statements.

RIDGEDALE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Cash	$2,436	$3,647
Total Assets	$2,436	$3,647

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$6,760	$593
Notes payable related party	119,660	119,660
Accrued interest payable	60,742	50,115
Total current liabilities	187,162	170,368
Total liabilities	187,162	170,368

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and 200,000 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	–	–
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 1,670,000 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	17	17
Additional paid in capital	3,486,244	3,486,244
Accumulated deficit	(3,670,988)	(3,652,982)
Total Stockholders' (Deficit)	(184,727)	(166,721)
Total Liabilities and Stockholders' Deficit	$2,436	$3,647

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Revenue	$–	$–

Operating Expenses:
Administrative expenses	7,379	31,383
Total operating expenses	7,379	31,383
(Loss) from operations	(7,379)	(31,383)

Other (expense) income
Interest expense	10,627	5,764
Other expense, net	(10,627)	(5,764)

Income (loss) before provision for income taxes	(18,006)	(37,147)
Provision for income taxes	–	–
Net (Loss)	$(18,006)	$(37,147)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.09)
Weighted average number of shares outstanding	$1,670,000	$410,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

Net loss	–	–	–	–	–	(18,006)	(18,006)

Balance, September 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,670,988)	$(184,727)

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(18,006)	$(37,147)
Adjustments to reconcile net income to net cash (used in) operating activities
Changes in operating assets and liabilities
Prepaid expense	–	–
Accounts payable and accrued liabilities	6,168	4,244
Accrued interest	10,627	5,764
Net cash (used in) operating activities	(1,211)	(27,139)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	–	–
Notes payable related parties	–	22,500
Net cash provided by financing activities	–	22,500

Net Increase (Decrease) In Cash	(1,211)	(4,639)
Cash At The Beginning Of The Period	3,647	9,146
Cash At The End Of The Period	$2,436	$4,507

The accompanying notes are an integral part of these condensed unaudited financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

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

The Company’s year-end is June 30th.

Reverse split and name change

On September 27, 2022, the Company changed its name and effected a net reverse split of shares of the Company’s common stock on a 1-for-1,000 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock and the related per share amounts contained in the condensed financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount were not adjusted as a result of the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed financial statements. The Company has incurred operating losses since inception. As of September 30, 2023, the Company had a working capital deficit of $184,727 and an accumulated deficit of $3,670,988.

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

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the year ended June 30, 2023 AND 2022 the condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023 and June 30, 2022, the Company’s cash equivalents totaled $2,436 and $9,146, respectively.

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

We adopted ASC 842 on July 1, 2020. The adoption of this guidance did not have any impact on our condensed financial statements.

Stockholders’ Equity

Common stock

The Company has authorized 400,000,000 shares of Common Stock with a par value of $0.00001.

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of September 30, 2023 and June 30, 2023 there were 1,670,000 and 1,670,000 post-split shares outstanding, respectively.

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

As of September 30, 2023 and June 30, 2023 there were -0- and -0- shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2023.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

As of September 30, 2023 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of September 30, 2023 and June 30, 2023; was $119,600 and $119,600; and $60,742 and $50,115 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2023.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RIDGEDALE HOLDINGS INC.

Dated: November 17, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

