Form 10-Q
period 2023-12-31
Ridgedale Holdings Inc.
filed 2024-02-12
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of February 12, 2024 was 1,670,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended December 31, 2023

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

3

Item 1. Condensed Financial Statements.

RIDGEDALE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
Cash	$22,787	$3,647
Total Assets	$22,787	$3,647

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,760	$593
Notes payable related party	174,660	119,660
Accrued interest payable	73,742	50,115
Total current liabilities	252,162	170,368
Total liabilities	252,162	170,368

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and 200,000 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	–	–
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 1,670,000 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	17	17
Additional paid in capital	3,486,244	3,486,244
Accumulated deficit	(3,715,636)	(3,652,982)
Total Stockholders' (Deficit)	(229,375)	(166,721)
Total Liabilities and Stockholders' (Deficit)	$22,787	$3,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	31,649	9,396	39,028	40,780
Total operating expenses	31,649	9,396	39,028	40,780

(Loss) from operations	(31,649)	(9,396)	(39,028)	(40,780)

Other (expense)
Interest expense	(13,000)	(8,116)	(23,627)	(13,879)
Other expense	(13,000)	(8,116)	(23,627)	(13,879)

Loss before provision for income taxes	(44,649)	(17,512)	(62,655)	(54,659)
Provision for income taxes	–	–	–	–
Net Loss	$(44,649)	$(17,512)	$(62,655)	$(54,659)

Basic and diluted (loss) per common share	$(0.03)	$(0.03)	$(0.04)	$(0.10)
Weighted average number of shares outstanding	1,670,000	660,000	1,670,000	535,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Conversion of preferred stock to common stock - related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Net loss	–	–	–	–	–	(17,512)	(17,512)

Balance, December 31, 2022	–	$–	1,450,000	$15	$3,475,247	$(3,611,961)	$(136,700)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

Net loss	–	–	–	–	–	(18,006)	(18,006)

Balance, September 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,670,988)	$(184,727)

Net loss	–	–	–	–	–	(44,649)	(44,649)

Balance, December 31, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,715,636)	$(229,375)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(62,655)	$(54,659)
Adjustments to reconcile net income to net cash (used in) operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,168	5,500
Accrued interest	23,627	13,879
Net cash (used in) operating activities	(35,860)	(35,280)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	–	2,000
Notes payable related parties	55,000	30,000
Net cash provided by financing activities	55,000	32,000

Net Increase (Decrease) In Cash	19,140	(3,280)
Cash At The Beginning Of The Period	3,647	9,146
Cash At The End Of The Period	$22,787	$5,866

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 and 2022

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these condensed financial statements. The Company has incurred operating losses since inception. As of December 31, 2023, the Company had a working capital deficit of $229,375 and an accumulated deficit of $3,715,636.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023 and June 30, 2023, the Company’s cash equivalents totaled $22,787 and $3,647, respectively.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of December 31, 2023 and June 30, 2023 there were 1,670,000 and 1,670,000 post-split shares outstanding, respectively.

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

As of December 31, 2023 and June 30, 2023 there were -0- and -0- shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of December 31, 2023.

NOTE 4 – NOTES PAYABLE - RELATED PARTY

As of December 31, 2023 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of December 31, 2023 and June 30, 2023; was $174,660 and $119,600; and $73,742 and $50,115 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the six months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RIDGEDALE HOLDINGS INC.

Dated: February 12 , 2024	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

