Form 10-Q
period 2024-03-31
Ridgedale Holdings Inc.
filed 2024-05-20
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 20, 2024 was 1,670,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months Ended March 31, 2024

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

3

Item 1. Condensed Financial Statements.

RIDGEDALE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS
Cash	$7,587	$3,647
Accounts receivable - other	3,780	–
Total Assets	$11,367	$3,647

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$593
Notes payable related party	174,660	119,660
Accrued interest payable	84,222	50,115
Total current liabilities	258,882	170,368
Total liabilities	258,882	170,368

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and -0- issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	–	–
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 1,670,000 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	17	17
Additional paid in capital	3,486,244	3,486,244
Accumulated deficit	(3,733,776)	(3,652,982)
Total Stockholders' (Deficit)	(247,515)	(166,721)
Total Liabilities and Stockholders' (Deficit)	$11,367	$3,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	$–	$–	$–	$–

Operating Expenses:
Administrative expenses	7,660	5,970	46,688	46,750
Total operating expenses	7,660	5,970	46,688	46,750

(Loss) from operations	(7,660)	(5,970)	(46,688)	(46,750)

Other (expense)
Interest expense	(10,480)	(8,398)	(34,107)	(22,277)
Other expense	(10,480)	(8,398)	(34,107)	(22,277)

Loss before provision for income taxes	(18,140)	(14,368)	(80,795)	(69,027)
Provision for income taxes	–	–	–	–
Net Loss	$(18,140)	$(14,368)	$(80,795)	$(69,027)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of shares outstanding	1,670,000	1,670,000	1,670,000	1,670,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Net loss	–	–	–	–	–	(37,147)	(37,147)

Balance, September 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,594,449)	$(121,188)

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Conversion of preferred stock to common stock - related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Net loss	–	–	–	–	–	(17,512)	(17,512)

Balance, December 31, 2022	–	$–	1,450,000	$15	$3,475,247	$(3,611,961)	$(136,700)

Private placement of common shares	–	–	220,000	2	10,998	–	11,000

Net loss	–	–	–	–	–	(14,368)	(14,368)

Balance, March 31, 2023	–	$–	1,670,000	$17	$3,486,245	$(3,626,329)	$(140,068)

	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

Net loss	–	–	–	–	–	(18,006)	(18,006)

Balance, September 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,670,988)	$(184,727)

Net loss	–	–	–	–	–	(44,649)	(44,649)

Balance, December 31, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,715,636)	$(229,375)

Net loss	–	–	–	–	–	(18,140)	(18,140)

Balance, March 31, 2024	–	$–	1,670,000	$17	$3,486,244	$(3,733,776)	$(247,515)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(80,795)	$(69,027)
Adjustments to reconcile net income to net cash (used in) operating activities
Changes in operating assets and liabilities
Prepaid expense	–	(5,500)
Accounts receivable - other	(3,780)	–
Accounts payable and accrued liabilities	(593)	2,960
Accrued interest	34,107	22,277
Net cash (used in) operating activities	(51,060)	(49,290)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	–	13,000
Notes payable related parties	55,000	33,660
Net cash provided by financing activities	55,000	46,660

Net Increase (Decrease) In Cash	3,940	(2,630)
Cash At The Beginning Of The Period	3,647	9,146
Cash At The End Of The Period	$7,587	$6,516

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEDALE HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2024 and 2023

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

The Company’s year-end is June 30th.

Reverse split and name change

On September 27, 2022, the Company changed its name and effected a net reverse split of shares of the Company’s common stock on a 1-for-1,000 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock and the related per share amounts contained in the unaudited condensed financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of preferred stock and their related per share amount were not adjusted as a result of the Reverse Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of unaudited condensed financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited condensed financial statements. The Company has incurred operating losses since inception. As of March 31, 2024, the Company had a working capital deficit of $247,515 and an accumulated deficit of $3,733,776.

Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Erik Nelson through loans from Coral Investment Partners, which he controls. The Company will be required to continue to require funding until its operations become profitable.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three and nine months ended March 31, 2024 and 2023 the unaudited condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024 and June 30, 2023, the Company’s cash equivalents totaled $7,587 and $,3,647 respectively.

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

We adopted ASC 842 on July 1, 2020. The adoption of this guidance did not have any impact on our unaudited condensed financial statements.

Stockholders’ Equity

Common stock

The Company has authorized 400,000,000 shares of Common Stock with a par value of $0.00001.

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of March 31, 2024 and June 30, 2023 there were 1,670,000 and 1,670,000 post-split shares outstanding, respectively.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. Additionally since December 2022 the Company has received subscriptions for 260,000 Units at a price of $0.05 per Unit with total proceeds of $2,000. Each Unit is comprised of one share of common stock and two warrants. The Class A warrant is exercisable at $2.00 per share and Class B warrant B is exercisable at $5.00 which are both exercisable until October 31, 2025.

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

Both the Company and Coral Investment Partners are controlled by Erik Nelson.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 post reverse split shares of common stock. As a result there are no longer any preferred shares outstanding.

As of March 31, 2024 and June 30, 2023 there were -0- and -0- shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of March 31, 2024.

NOTE 4 – NOTES PAYABLE - RELATED PARTY

As of March 31, 2024 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of March 31, 2024 and June 30, 2023; was $174,660 and $119,600; and $84,222 and $50,115 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited condensed financial statements.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RIDGEDALE HOLDINGS INC.

Dated: May 20, 2024	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

