Form 10-K
period 2024-06-30
Ridgedale Holdings Inc.
filed 2024-10-04
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2023 was $-0- based on a $-0- average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2023.

As of October 4, 2024 the Registrant had 1,670,000 shares of common stock issued and outstanding.

RIDGEDALE HOLDINGS INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Years Ended June 30, 2024, and June 30, 2023

i

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

RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of June 30, 2024, we had negative working capital of $265,263 and an accumulated deficit of $3,751,524.

Future losses are likely to occur as, until we can merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the condensed financial statements for the year ended June 30, 2024 and 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES.

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of June 30, 2024 and 2023 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

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

RISKS RELATED TO OUR SECURITIES

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such a private company. The issuance of previously authorized and unissued shares of our common stock would result in a reduction in the percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

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

OUR STOCK IS NOT LISTED FOR TRADING ON ANY NATIONAL EXCHANGE OR (OTC) MARKET

In the event that we become listed on the OTC market it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence the prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We regularly review our cybersecurity defenses to assess our vulnerability to cybersecurity attacks from viruses, malware and more sophisticated and targeted cyber-related attacks such as hackers looking to demand ransomware or access our systems to obtain information and data, as well as our vulnerability to cybersecurity failures resulting from human error and technological errors. We rely upon internal IT personnel working in conjunction with specialized outside security consultants on a day-to-day basis to conduct reviews and upgrade our systems when determined to be necessary.

Our overall strategy in combatting cybersecurity risks includes a variety of measures, including:

•	the use of antivirus software, virtual private networks, email security, as well as other software and system-wide measures such as multi-factor authorization to prevent and detect data intrusions;

•	deployment of updates and patches as they become available from our software suppliers and consultants and maintaining the current versions of major software to reduce the exposure to vulnerabilities;

•	the use of third-party services to conduct mandatory online training for all employees regarding identifying and avoiding cyber-security risks;

•	the review of the security procedures used by third parties that may host or otherwise have access to our systems;

•

the deployment of third-party cyber-security experts to perform penetration testing on our internal and external networks and systems in an effort to identify potential vulnerabilities; and consideration of the cybersecurity risks posed by interacting with current and potential third-party service providers, suppliers and customers.

We are not aware of any existent weakness in our systems or malware embedded in our systems that would materially affect, or are reasonably likely to materially affect, our opera

ITEM 2. PROPERTIES

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

Holders

As of October 1, 2024 there were 64 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898 / (702) 974-1444 fax.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our June 30, 2024 and June 30, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Ridgedale Holdings, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Ridgedale Holdings, Inc. (the “Company”) as of June 30, 2024, and 2023, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

October 4, 2024

PCAOB ID Number 6797

RIDGEDALE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
ASSETS
Current assets
Cash	$4,098	$3,647
Total assets	$4,098	$3,647

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$593
Notes payable related party	174,660	119,660
Accrued interest payable	105,447	50,115
Total current liabilities	280,107	170,368
Total liabilities	280,107	170,368

Commitments and Contingencies	–	–

Stockholders’ Deficit
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and -0- issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	–	–
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 1,670,000 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	17	17
Additional paid in capital	3,486,244	3,486,244
Accumulated deficit	(3,762,270)	(3,652,982)
Total Stockholders’ Deficit	(276,009)	(166,721)
Total Liabilities and Stockholders’ Deficit	$4,098	$3,647

The accompanying notes are an integral part of these condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2024	2023
Revenue	$–	$–

Operating Expenses:
Administrative expenses	53,957	63,751
Total operating expenses	53,957	63,751
(Loss) from operations	(53,957)	(63,751)

Other (expense)
Interest expense	(55,332)	(31,929)
Other expense	(55,332)	(31,929)

Loss before provision for income taxes	(109,288)	(95,680)
Provision for income taxes	–	–
Net Loss	$(109,288)	$(95,680)

Basic and diluted (loss) per common share	$(0.07)	$(0.06)

Weighted average number of common shares outstanding	1,670,000	1,670,000

The accompanying notes are an integral part of these condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2022	200,000	$2	410,000	$4	$3,473,255	$(3,557,302)	$(84,041)

Conversion of preferred stock to common stock -related party	(200,000)	(2)	1,000,000	10	(8)	–	–

Private placement of common shares	–	–	40,000	–	2,000	–	2,000

Private placement of common shares	–	–	220,000	2	10,998	–	11,000

Net loss	–	–	–	–	–	(95,680)	(95,680)

Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

Net loss	–	–	–	–	–	(109,288)	(109,288)

Balance, June 30, 2024	–	$–	1,670,000	$17	$3,486,244	$(3,762,270)	$(276,009)

The accompanying notes are an integral part of these condensed financial statements.

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(109,288)	$(95,680)
Adjustments to reconcile net income to net cash (used in) operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(593)	593
Accrued interest	55,333	31,928
Net cash (used in) operating activities	(54,549)	(63,159)

Cash Flows From Financing Activities:
Proceeds from the private placement of common stock	–	13,000
Notes payable related parties	55,000	44,660
Net cash provided by financing activities	55,000	57,660

Net Increase (Decrease) In Cash	451	(5,499)
Cash At The Beginning Of The Period	3,647	9,146
Cash At The End Of The Period	$4,098	$3,647

The accompanying notes are an integral part of these condensed financial statements.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company has incurred operating losses since inception. As of June 30, 2024, the Company had a working capital deficit of $276,009 and an accumulated deficit of $3,762,270.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the years ended June 30, 2024 and June 30, 2023 the financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024 and June 30, 2023, the Company’s cash equivalents totaled $4,098 and $3,647 respectively.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of June 30, 2024 and June 30, 2023 there were 1,670,000 and 1,670,000 post-split shares outstanding, respectively.

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

As of June 30, 2024 and June 30, 2023 there were -0- and -0- shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of June 30, 2024.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

As of June 30, 2024 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of June 30, 2024 and June 30, 2023; was $174,660 and $105,447; and $119,660 and $50,115 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 1, 2024:

Name	Age	Position
Erik S. Nelson	57	Chief Executive Officer, President, and Director

Erik S. Nelson, Chief Executive Officer, President and Director

Erik S. Nelson, age 57, our sole director, was appointed as CEO, President, and a Member of the Board of Directors on October 26, 2020. Mr. Nelson is a graduate of the University of Colorado (1989) with a bachelors in Business Administration, with an emphasis in Finance. Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Mr. Nelson is also the President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent since September 2012. Mr. Nelson has experience in assisting companies to comply with the Securities and Exchange Commission rules, corporate reorganizations , and the FINRA corporate action process. Additionally, Mr. Nelson has extensive experience in evaluating the business plans of companies in a variety of industries. Additionally, Mr. Nelson has served as an officer and/or director of the following companies (in addition to those listed in those companies listed hereafter under “additional Information”):

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

•	Mr. Nelson was appointed President and sole Director of Kinetic Seas f/k/a, Bellatora, Inc. on June 18, 2021. Mr. Nelson served as President until December 2023, and is currently a Director of Kinetic Seas which has emerged from shell status.

•	Mr. Nelson was appointed President and sole Director of Digital Day Agency, Inc. on December 2, 2020. The Company has not engaged in any business combination and is not currently seeking any business combination, merger, or acquisition.

•	Mr. Nelson was appointed President and a member of the Board of Directors of ATI Networks, Inc. on July 20, 2021. The Company has not engaged in any business combination and is not currently seeking any business combination, merger, or acquisition.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended June 30, 2024 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”).

Executive compensation during the two years ended June 30, 2024 and 2023 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	OPTIONS AWARDS ($)	NON-QUALIFIED DEFERRED COMPENSATION ($)	ALL OTHER COMPENSATION ($)	TOTAL
Erik S. Nelson,	2024	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer and President, Director (1)	2023	$0	$0	$0	$0	$0	$0	$0

Yin-Chieh Cheng,
Former Chief Financial Officer (2)	2023	$0	$0	$0	$0	$0	$0	$0

1.	Erik S. Nelson, our sole director, was appointed as CEO and President on October 26, 2020.
2.	Yin-Chieh Cheng was appointed as CFO on November 18, 2020. He passed away in June, 2023 and Mr. Nelson assumed the position of Chief Financial Officer at that time.

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

Outstanding Equity Awards at Fiscal Year End

As of June 30, 2024, Erik Nelson did not hold any unexercised options, stock that has not vested, or other equity incentive plan awards.

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

______________________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Coral Investments Partners, an entity managed by our CEO purchased a controlling interest in the Company through the issuance of preferred stock and warrants for $4,000. Additionally, Coral Investment Partners loaned the Company $20,000 during the period ended June 30, 2021 at an interest rate of 24%. As of June 30, 2021, a total of $2,346 had accrued in interest. On July 12, 2021, Coral Investment Partners increased this loan by an additional amount of $10,000 to the Company, on August 4, 2021, Coral Investment Partners increased this loan by an additional amount of $15,000 to the Company, and on November 2, 2021 Coral Investment Partners increased this loan by an additional amount of $20,000 to the Company. During fiscal 2023 Coral Investment Partners increased its loan by $44,600. The stated interest rate of 24% applied to all additional increase to the outstanding loan balance. In fiscal 2024 Coral Investment Partners advanced another $55,000 to the Company.

As of June 30, 2024, the outstanding balance due was $269,361 which included $174,660 in principal and $105,447 in accrued interest. As of June 30, 2024 the Company had not made any payments towards the outstanding balance .

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended June 30, 2024 and June 30, 2023, the Company paid $44,000 and $38,500, respectively, in accounting fees.

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

RIDGEDALE HOLDINGS INC.

Dated: October 4, 2024	By:	/s/ Erik Nelson
Erik Nelson Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

