Form 10-Q
period 2024-09-30
Ridgedale Holdings Inc.
filed 2024-11-08
CIK 1469115

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2024 was 1,670,000 shares.

RIDGEDALE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended September 30, 2024

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

3

Item 1. Condensed Financial Statements.

RIDGEDALE HOLDINGS INC.

CONDENSED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
Cash	$3,003	$4,098
Total Assets	$3,003	$4,098

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$100	$–
Notes payable related party	174,660	174,660
Accrued interest payable	123,052	105,447
Total current liabilities	297,812	280,107
Total liabilities	297,812	280,107

Commitments and Contingencies	–	–

Stockholders’ (Deficit)
Preferred stock, Par Value $0.00001, 20,000,000 shares authorized, -0- shares and -0- issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	–	–
Common stock, Par Value $0.00001, 400,000,000 shares authorized, 1,670,000 and 1,670,000 issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	17	17
Additional paid in capital	3,486,244	3,486,244
Accumulated deficit	(3,781,070)	(3,762,270)
Total Stockholders’ (Deficit)	(294,809)	(276,009)
Total Liabilities and Stockholders’ (Deficit)	$3,003	$4,098

The accompanying notes are an integral part of these unaudited condensed financial statements

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
Revenue	$–	$–

Operating Expenses:
Administrative expenses	1,195	7,379
Total operating expenses	1,195	7,379

(Loss) from operations	(1,195)	(7,379)

Other (expense)
Interest expense	(17,605)	(10,627)
Other expense	(17,605)	(10,627)

Loss before provision for income taxes	(18,800)	(18,006)
Provision for income taxes	–	–
Net Loss	$(18,800)	$(18,006)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	1,670,000	1,670,000

The accompanying notes are an integral part of these unaudited condensed financial statements

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,652,982)	$(166,721)

Net loss	–	–	–	–	–	(18,006)	$(18,006)

Balance, September 30, 2023	–	$–	1,670,000	$17	$3,486,244	$(3,670,988)	$(184,727)

					Additional		Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Deficit
Balance, June 30, 2024	–	$–	1,670,000	$17	$3,486,244	$(3,762,270)	$(276,009)

Net loss	–	–	–	–	–	(18,800)	(18,800)

Balance, September 30, 2024	–	$–	1,670,000	$17	$3,486,244	$(3,781,070)	$(294,809)

The accompanying notes are an integral part of these unaudited condensed financial statements

RIDGEDALE HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(18,800)	$(18,006)
Adjustments to reconcile net income to net cash (used in) operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	100	6,168
Accrued interest	17,605	10,627
Net cash (used in) operating activities	(1,095)	(1,211)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	–	–
Notes payable related parties	–	–
Net cash provided by financing activities	–	–

Net Increase (Decrease) In Cash	(1,095)	(1,211)
Cash At The Beginning Of The Period	4,098	3,647
Cash At The End Of The Period	$3,003	$2,436

The accompanying notes are an integral part of these unaudited condensed financial statements

RIDGEDALE HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Ridgedale Holdings Inc. (“Ridgedale or the “Company) f/k/a Uan Power Corp. (“Uan”) was incorporated in the State of Nevada on May 8, 2009. Uan completed a reincorporation of our company in Delaware under the name UAN Power Corp. on November 14, 2011.

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

Going Concern

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited condensed financial statements. The Company has incurred operating losses since inception. As of September 30, 2024, the Company had a working capital deficit of $294,809 and an accumulated deficit of $3,781,070.

Because the Company does not expect that the existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company is currently being funded by Erik Nelson through loans from Coral Investment Partners, which he controls. The Company will be required to continue to rely on his funding until its operations become profitable, or until the Company is acquired by an entity that can provide financing.

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

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of and for the three months ended September 30, 2024 and 2023 the unaudited condensed financial statements were not impacted due to the application of Topic 606 because the Company had no revenues.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024 and June 30, 2024, the Company’s cash equivalents totaled $3,003 and $4,098 respectively.

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

On September 27, 2022, the Company changed its name and effected a 1 for 1,000 net reverse stock split. As of September 30, 2024 and June 30, 2024 there were 1,670,000 and 1,670,000 post-split shares outstanding, respectively.

On December 8, 2022 CIP converted its 200,000 shares of preferred stock into 1,000,000 shares of common stock. Additionally since December 2022 the Company has received subscriptions for 260,000 Units at a price of $0.05 per Unit with total proceeds of $2,000. Each Unit is comprised of one share of common stock and two warrants. The Class A warrant is exercisable at $2.00 per share and Class B warrant is exercisable at $5.00 which are both exercisable until October 31, 2025.

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

As of September 30, 2024 and June 30, 2023 there were -0- and -0- shares of Series A Preferred Stock outstanding, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments of September 30, 2024.

NOTE 4 – NOTES PAYABLE - RELATED PARTY

As of September 30, 2024 the Company has a demand promissory note carrying an interest rate of 24% due to Coral Investment Partners. The principal balance and interest due as of September 30, 2024 and June 30, 2024; was $174,660 and $123,052; and $174,660 and $105,447 respectively.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

RIDGEDALE HOLDINGS INC.

Dated:November 8, 2024	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

